Form 10-Q
period 2026-06-28
DPC Holdings PLC
filed 2026-08-11
CIK 2107018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number: 001-43367

DPC Holdings PLC

(Exact name of registrant as specified in its charter)

Jersey	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2nd Floor, Donington Court, Pegasus Business Park, Herald Way Derby, United Kingdom	DE742UZ
(Address of principal executive offices)	(Zip Code)

+44(0)115 663 0139

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares, no par value	DPC	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☑

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of July 28, 2026, the registrant had 149,393,016 ordinary shares, no par value, outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

DPC Holdings PLC

Condensed Consolidated Statements of Income (Loss) (Unaudited)

(in $ millions, except for loss per share and weighted-average shares outstanding)

	Three months ended		Six months ended
	June 28,	June 29,	June 28,	June 29,
	2026	2025	2026	2025
Revenue	268.7	200.9	505.3	389.0
Cost of sales	(199.3)	(150.4)	(379.3)	(296.3)
Gross profit	69.4	50.5	126.0	92.7
Selling, general and administrative expenses	(189.6)	(44.7)	(234.4)	(86.7)
Interest expense	(33.2)	(55.4)	(86.2)	(107.5)
Interest income	0.2	0.2	0.5	0.3
Foreign currency gain, net	8.8	12.9	6.6	20.9
Reversal of write down of disposal group held for sale	—	3.1	—	3.1
Loss before income tax benefit/(expense)	(144.4)	(33.4)	(187.5)	(77.2)
Income tax benefit/(expense)	13.3	(16.0)	9.0	(25.3)
Net loss	(131.1)	(49.4)	(178.5)	(102.5)

Net loss per share
Basic	(1.14)	(0.44)	(1.57)	(0.91)
Diluted	(1.14)	(0.44)	(1.57)	(0.91)

Weighted-average shares outstanding
Basic	114,539,294	112,936,824	113,751,488	112,936,824
Diluted	114,539,294	112,936,824	113,751,488	112,936,824

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

DPC Holdings PLC

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(in $ millions)

	Three months ended		Six months ended
	June 28,	June 29,	June 28,	June 29,
	2026	2025	2026	2025
Net loss	(131.1)	(49.4)	(178.5)	(102.5)
Other comprehensive income/(loss), net of tax:
Exchange loss on translation of foreign operations (net of tax)	(11.6)	(2.7)	(11.6)	(2.2)
Total other comprehensive loss for the period, net of tax	(11.6)	(2.7)	(11.6)	(2.2)
Total comprehensive loss for the period, net of tax	(142.7)	(52.1)	(190.1)	(104.7)

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

DPC Holdings PLC

Condensed Consolidated Balance Sheets (Unaudited)

(in $ millions)

	As of June 28,	As of December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	846.4	32.1
Accounts receivables, less allowances for credit losses of $0 million and $0 million at June 28, 2026 and at December 31, 2025	199.7	155.8
Inventories	245.9	181.0
Prepayments and other current assets	95.6	41.7
Assets held for sale	18.7	20.2
Total current assets	1,406.3	430.8
Property, plant and equipment, net	229.7	221.3
Right-of-use assets, net	16.4	14.7
Deferred tax assets	59.4	44.1
Goodwill	76.8	78.3
Other intangible assets, net	88.7	95.5
Other noncurrent assets	9.7	10.4
Total assets	1,887.0	895.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, trade	138.6	105.6
Accrued expenses and other current liabilities	133.5	115.6
Liability for management incentive plan	185.3	132.0
Borrowings, current	483.3	154.3
Operating lease liabilities, current	4.6	2.0
Liabilities directly associated with the assets held for sale	6.4	5.9
Total current liabilities	951.7	515.4
Borrowings, non-current	89.4	1,280.4
Operating lease liabilities, non-current	12.2	13.7
Deferred tax liabilities	1.7	1.7
Pension liabilities, non-current	25.9	26.4
Other non-current liabilities	33.7	21.4
Total Liabilities	1,114.6	1,859.0

Commitments and contingencies (refer to Note 11)
Shareholders’ equity/ (deficit):
Ordinary shares, nil par value 149,393,016 shares outstanding at June 28, 2026 and 112,936,824 at December 31, 2025;	1,132.0	—
Accumulated deficit	(1,114.7)	(936.3)
Additional paid in capital	794.3	—
Accumulated other comprehensive loss	(39.2)	(27.6)
Total shareholders’ equity/ (deficit)	772.4	(963.9)
Total liabilities and equity	1,887.0	895.1

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

DPC Holdings PLC

Condensed Consolidated Cash Flow Statements (Unaudited)

(in $ millions)

	Six months ended
	June 28,	June 29,
	2026	2025
Cash flows from operating activities:
Net loss	(178.5)	(102.5)
Adjustments to reconcile net loss to net cash (used in)/from operating activities:
Depreciation of property, plant and equipment	9.6	9.0
Amortization of intangible assets and cloud computing arrangements	5.2	4.6
Deferred income tax (benefit)/expense	(15.8)	13.3
Operating lease expense	0.9	1.7
Foreign currency gain, net	(6.6)	(20.9)
Impairment /(reversal) of asset held for sale	—	(2.9)
Inventory provision	5.8	3.5
Management incentive plan	137.4	45.0
Non-cash interest expense	50.1	86.6
Share-based compensation	19.9	—
Change in operating assets and liabilities:
Receivable, prepayments and other current assets	(43.8)	(27.0)
Inventories	(69.4)	(9.4)
Income tax receivable and payable	0.4	8.0
Payables, accrued expenses and other liabilities	45.2	14.7
Deferred consideration	7.0	—
Operating lease assets and liabilities	(1.4)	(2.2)
Net cash (used in)/from operating activities	(34.0)	21.5
Cash flows from investing activities:
Purchase of property, plant and equipment	(19.8)	(10.5)
Purchase of intangible assets	(0.4)	(0.5)
Net cash used in investing activities	(20.2)	(11.0)
Cash flows from financing activities:
Proceeds from borrowings	682.3	447.1
Repayment of borrowings	(819.4)	(429.0)
Net proceeds from initial public offering	1,009.1	—
Net cash provided by financing activities	872.0	18.1
Increase in cash and cash equivalents and restricted cash deposit	817.8	28.6
Effect of exchange rate fluctuations on cash and cash equivalents held	(3.5)	14.5
Cash and cash equivalents and restricted cash deposit at beginning of period	32.1	32.4
Cash and cash equivalents and restricted cash deposit at end of period	846.4	75.5
Reconciliation to consolidated balance sheet
Cash and cash equivalents	844.8	67.9
Restricted cash deposit	1.6	7.6
Total	846.4	75.5
Supplemental disclosures of cash flow information:
Income taxes paid	(6.3)	(4.0)
Interest paid	(35.7)	(20.5)
PIK Retirement	774.0	—

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

DPC Holdings PLC

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit) (Unaudited)

(in $ millions except for share data)

					Accumulated
			Additional		other
	Ordinary shares		paid in	Accumulated	comprehensive	Total
	Number of		capital	deficit	income/(loss)	equity
	Shares	$ millions	$ millions	$ millions	$ millions	$ millions
Balance at December 31, 2025	112,936,824	—	—	(936.3)	(27.6)	(963.9)
Net loss	—	—	—	(47.3)	—	(47.3)
Capital contribution	—	—	774.4	—	—	774.4
Balance as of March 29, 2026	112,936,824	—	774.4	(983.6)	(27.6)	(236.8)
Net loss	—	—	—	(131.1)	—	(131.1)
Share issue	36,456,192	1,132.0	—	—	—	1,132.0
Share-based compensation	—	—	19.9	—	—	19.9
Currency translation adjustment	—	—	—	—	(11.6)	(11.6)
Balance as of June 28, 2026	149,393,016	1,132.0	794.3	(1,114.7)	(39.2)	772.4

Balance at December 31, 2024	112,936,824	—	—	(763.5)	(27.4)	(790.9)
Net loss	—	—	—	(53.3)	—	(53.3)
Currency translation adjustment	—	—	—	—	0.5	0.5
Balance as of March 30, 2025	112,936,824	—	—	(816.8)	(26.9)	(843.7)
Net loss	—	—	—	(49.4)	—	(49.4)
Currency translation adjustment	—	—	—	—	(2.7)	(2.7)
Balance as of June 29, 2025	112,936,824	—	—	(866.2)	(29.6)	(895.8)

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

DPC Holdings PLC

Notes to Unaudited Condensed Consolidated Financial Statements

($ Amounts in millions, unless otherwise indicated)

1.Nature of the business

DPC Holdings PLC, previously known as DPC Holdings Limited (the “Company”), is the ultimate holding company within the Doncasters Group which sells products under the “Doncasters” brand name. Doncasters is a vertically integrated manufacturer of high-quality engineered precision components for aeroengines, industrial gas turbines and other specialist high performance applications. Doncasters operates from fourteen principal manufacturing facilities across the UK, Europe, North America and Asia. The unaudited condensed consolidated financial statements for the three and six-month periods ended June 28, 2026 and June 29, 2025 comprise the Company and its subsidiaries (together referred to as the “Group,” “we,” “us,” or “our” unless the context otherwise requires), after elimination of intercompany accounts and transactions.

2.Basis of presentation and recent developments

The unaudited condensed consolidated financial statements should be read together with our audited financial statements and accompanying notes for year ended December 31, 2025, included in the Company’s Prospectus filed pursuant to Rule 424(b) under the Securities Act, as amended (the “Prospectus”), which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 26, 2026. The Prospectus was filed in connection with the Company’s initial public offering, of its shares on the New York Stock Exchange, which was completed on June 26, 2026 (the “IPO”). Immediately prior to the consummation of the IPO, the Company’s legal status changed from a Jersey private company to a Jersey public limited company and its name changed from DPC Holdings Limited to DPC Holdings PLC. The Group’s unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the SEC regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2025 included herein has been derived from the audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Group’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments which are necessary for a fair presentation of the Group’s financial information. The interim results of operations for the three and six-month periods ended June 28, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other interim period or for any other future year. The Group prepares its interim financial information using a 4 4 5 reporting calendar, whereby each of the first three quarters comprises two four-week periods and one five-week period, with each quarter ending on the last Sunday of the relevant reporting period. The fourth quarter is aligned to the statutory year-end and therefore reflects the period to December 31. Accordingly, interim reporting periods do not correspond to calendar months, and year to date results for the interim periods are based on the 4 4 5 calendar, with the final quarter adjusting to align the full financial year with the calendar year-end. Any reference in these notes to the applicable guidance is meant to refer to authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Unless otherwise stated, the accounting policies of the Group are consistent with those described in Note 2 of the annual consolidated financial statements included within the Prospectus.

Use of estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in the Group’s condensed consolidated financial statements include, but are not limited to, impairment/(reversal) of disposal group held-for-sale, management incentive plan, inventory provision, and unrecognized tax benefits related to income taxes. The Group bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they are identified. Actual results could differ materially from those estimates upon subsequent resolution of the identified matters.

Recently adopted and recently issued accounting guidance

Accounting standards issued but not yet adopted

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU should be applied on a prospective basis and retrospective application is permitted. For public business entities, ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Group will apply the amendments in this ASU for the first time in the annual period ending December 31, 2026, under the non-public business entities adoption timeline available for emerging growth company, and is currently assessing the impact of the adoption of ASU 2023-09 on the consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this update require disclosure of specified information about certain costs and expenses. The guidance is effective for fiscal years beginning after December 15, 2026 on a prospective basis. Early adoption is permitted. The Group will apply the amendments in this ASU for the first time in the annual period ending December 31, 2027, under the non-public business entities adoption timeline available for emerging growth companies and is currently assessing the impact of the adoption of ASU 2024-03 on the consolidated financial statements.

3.Revenue

The Group generates revenue in a diverse number of markets and geographical areas. The principal geographical areas are the United Kingdom, the Rest of Europe, the United States of America and the Rest of the World. The Group produces a broad range of products including turbine airfoils and structural components for the aerospace market, as well as Industrial Gas Turbine (“IGT”) power systems for the energy market and turbocharger wheels for the automotive market. The Group is vertically integrated with the production of advanced superalloy materials, which are used to supply the Group’s key end markets.

Revenue is disaggregated by diversified end-use markets and by geographical locations based on the location of the customers.

The following table disaggregates revenue by geographic location served.

	Three months ended		Six months ended
	June 28,	June 29,	June 28,	June 29,
(in $ millions)	2026	2025	2026	2025
Rest of Europe	96.2	68.7	182.0	141.8
United States of America	108.3	71.1	202.3	135.2
Rest of the World	48.3	53.0	93.0	93.0
United Kingdom	15.9	8.1	28.0	19.0
Third-party revenue	268.7	200.9	505.3	389.0

The following table disaggregates revenue by end market served.

	Three months ended		Six months ended
	June 28,	June 29,	June 28,	June 29,
(in $ millions)	2026	2025	2026	2025
Aerospace	112.9	76.7	206.2	141.2
IGT	106.0	74.6	199.6	148.0
Transportation	49.8	49.6	99.5	99.8
Third-party revenue	268.7	200.9	505.3	389.0

The following table contains a roll forward of deferred revenue for the year to June 28, 2026 and year ended December 31, 2025.

	Year to date	Year ended
	June 28,	December 31,
(in $ millions)	2026	2025
Deferred revenue
Beginning balance, January 1	13.8	4.0
Revenue (cash) received in advance	7.0	12.5
Less: revenue recognized	(0.6)	(2.7)
Ending balance	20.2	13.8

4.Segment information

Operating segments are defined as distinguishable components of the enterprise which are evident from internal organizational structure and for which separate financial information is evaluated regularly by the Group’s Chief Operating Decision Maker (“CODM”) in order to assess each segment’s performance and to allocate resources to them. The CODM of the Group is the Chief Executive Officer.

The Group used the management approach to identify its reportable segments, as required by ASC 280. The management approach is based on the way the Group’s management organizes and evaluates its operations and based on the way the Group’s operations are managed and reported in its internal financial reporting system. The determination of the Group’s operating segments is based on its major product categories, which are Engine Products and Turbo Wheels. Engine Products is split into two operating segments of Engine Products - Europe and Engine Products – North America reflecting the vertically integrated nature of the supply chains within those regions. The third operating segment being Turbo Wheels. The Group has concluded that these operating segments are consistent with reportable segments.

Engine Products - North America. The Engine Products - North America segment comprises of the sites Groton, Oxford, Springfield, Unipol Mexico, and Long Beach. The segment manufactures complex, highly engineered precision cast components and superalloys which are primarily used in the Aerospace end market with some elements of IGT.

Engine Products – Europe. The Engine Products - Europe segment comprises of the sites Chard, Deritend, Bochum and Ross & Catherall. The segment manufactures complex, highly engineered precision cast components and superalloys which are primarily used in the IGT end market with some elements of Aerospace.

Turbo Wheels. Whilst the other two operating segments are formed based on geographical location of the sites, this segment is based on the market served, i.e. automotive. The Turbo Wheels segment manufactures turbocharger wheels and other precision components for commercial vehicle and passenger car turbo engines, focusing on enhancing engine efficiency and performance. Turbo Wheels segment comprises of the sites Trucast UK, Trucast US, Uni-Pol China, Uni-Pol India and Ivostud (all locations).

The measure of profit and loss that is used by the CODM to evaluate the performance of these operating segments is Segment Adjusted EBIDTA. The CODM uses Segment Adjusted EBITDA to evaluate each segment’s performance and allocate resources as it provides insight on segment profitability, operational effectiveness, and supports the CODM in monitoring the impact of strategic initiatives such as pricing adjustments, cost management, capital investments and capacity utilization. This measure is predominantly used in the annual budget and forecasting process, where the CODM considers Segment Adjusted EBITDA trends and variances to guide capital expenditure decisions, allocate personnel, and deploy other operational resources across the segments to drive overall company growth and profitability.

Segment results include any support function costs that are directly attributable to the relevant segment, and exclude any central support costs that are not directly attributable and are shown as a reconciling item. Central costs are shown separately from the segments as these costs cannot be allocated to individual segments. Transactions between operating segments are accounted for under the same basis as other independent third-party transactions.

The following tables provide segment revenue and segment performance measure by each reportable segment for the periods presented:

		Engine
	Engine	Products -
	Products -	North	Turbo
(in $ millions)	Europe	America	Wheels	Total
Three months ended June 28, 2026:
Third party revenue – consolidated	123.3	97.4	48.0	268.7
Inter-segment sales	—	—	0.1	0.1
Gross segment revenue	123.3	97.4	48.1	268.8
Adjusted cost of sales(1)	(85.7)	(68.3)	(40.9)
Adjusted selling, general and administrative expenses(1)	(4.4)	(2.7)	(4.7)
Other segment items(2)	(3.4)	(4.4)	(0.9)
Segment adjusted EBITDA	29.8	22.0	1.6	53.4

Three months ended June 29, 2025:
Third party revenue – consolidated	82.9	70.9	47.1	200.9
Inter-segment sales	—	4.6	—	4.6
Gross segment revenue	82.9	75.5	47.1	205.5
Adjusted cost of sales(1)	(56.7)	(54.7)	(38.9)
Adjusted selling, general and administrative expenses(1)	(4.3)	(3.3)	(4.2)
Other segment items(2)	(2.5)	(3.0)	(0.4)
Segment adjusted EBITDA	19.4	14.5	3.6	37.5

		Engine
	Engine	Products -
	Products -	North	Turbo
(in $ millions)	Europe	America	Wheels	Total
Six months ended June 28, 2026:
Third party revenue – consolidated	226.9	184.8	93.6	505.3
Inter-segment sales	—	(0.2)	0.1	(0.1)
Gross segment revenue	226.9	184.6	93.7	505.2
Adjusted cost of sales(1)	(156.7)	(128.5)	(79.0)
Adjusted selling, general and administrative expenses(1)	(10.3)	(6.5)	(9.4)
Other segment items(2)	(6.9)	(7.7)	(2.0)
Segment adjusted EBITDA	53.0	41.9	3.3	98.2

Six months ended June 29, 2025:
Third party revenue – consolidated	162.7	132.0	94.3	389.0
Inter-segment sales	—	9.4	0.0	9.4
Gross segment revenue	162.7	141.4	94.3	398.4
Adjusted cost of sales(1)	(115.1)	(101.6)	(79.1)
Adjusted selling, general and administrative expenses(1)	(7.8)	(6.0)	(7.6)
Other segment items(2)	(5.5)	(6.3)	(0.9)
Segment adjusted EBITDA	34.3	27.5	6.7	68.5
(1)	Cost of sales and selling, general and administrative expenses have been adjusted to exclude depreciation and amortization, restructure and other reorganization costs, claims, settlements and litigation costs, and the long-term management incentive plan. The adjusted cost of sales includes adjustments for inter-segment sales.
(2)	Other segment items including research and development costs, and corporate expenses recharges.

The following table reconciles Total Segment Adjusted EBITDA to Net Loss for the periods presented.

	Three months ended		Six months ended
	June 28,	June 29,	June 28,	June 29,
(in $ millions)	2026	2025	2026	2025
Segment adjusted EBITDA	53.4	37.5	98.2	68.5
Unallocated corporate expenses	(5.6)	(1.5)	(10.3)	(3.5)
One-time costs related to the IPO	(9.1)	(0.1)	(16.6)	(0.3)
Long-term management incentive plan	(129.5)	(22.8)	(142.9)	(43.5)
IT development project & others	(2.1)	(1.1)	(2.1)	(1.9)
Share-based compensation	(19.9)	—	(19.9)	—
Foreign currency gain, net	8.8	12.9	6.6	20.9
Reversal of write down of disposal group held for sale	—	3.1	—	3.1
Site closure and refinancing costs	0.1	(1.4)	—	(1.4)
Loss on disposal	(0.1)	—	—	—
Claims, settlements and litigation costs	—	1.7	—	1.7
Interest expense(1)	(33.2)	(55.4)	(86.2)	(107.5)
Interest income	0.2	0.2	0.5	0.3
Depreciation and amortization	(7.4)	(6.5)	(14.8)	(13.6)
Income tax credit/(expense)	13.3	(16.0)	9.0	(25.3)
Net loss	(131.1)	(49.4)	(178.5)	(102.5)
(1)	Interest expense includes Shareholder PIK Loan interest of $13.6 million and $34.6 million for the three months ended June 28, 2026 and June 29, 2025, respectively, and $53.6 million and $70.6 million for the six months ended June 28, 2026 and June 29, 2025, respectively.

The following tables provide additional data for depreciation and amortization, consolidated long lived assets and consolidated assets.

	Three months ended		Six months ended
	June 28,	June 29,	June 28,	June 29,
(in $ millions)	2026	2025	2026	2025
Depreciation and amortization:
Engine Products - Europe	(3.5)	(2.8)	(7.1)	(5.6)
Engine Products - North America	(2.2)	(0.7)	(4.6)	(2.5)
Turbo Wheels	(1.5)	(1.1)	(2.8)	(2.5)
Unallocated	(0.2)	(1.9)	(0.3)	(3.0)
Consolidated depreciation and amortization	(7.4)	(6.5)	(14.8)	(13.6)

	Year to date	Year ended
	June 28,	December 31,
	2026	2025
Additions to long-lived assets(1):
Engine Products - Europe	13.3	17.9
Engine Products - North America	3.3	12.0
Turbo Wheels	0.8	0.7
Unallocated	0.2	—
Additions to consolidated long-lived assets	17.6	30.6
(1)	Long lived assets include property, plant, and equipment, and right-of-use lease assets.

	Year to date	Year ended
	June 28,	December 31,
	2026	2025
Total assets:
Engine Products - Europe	486.6	430.2
Engine Products - North America	232.5	200.0
Turbo Wheels	236.6	217.8
Unallocated	931.3	47.1
Consolidated total assets	1,887.0	895.1

5.Income taxes

The Company’s year-to-date tax provision is comprised of the most recent estimated annual effective tax rate applied to year-to-date, pre-tax ordinary income. The tax impacts of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are recorded discretely in the interim period in which they occur. In addition, the tax provision is adjusted for the interim period impact of non-benefited, pre-tax losses.

The Company’s effective tax rate (“ETR”) inclusive of discrete tax items recognized during the period, was 4.8% and (32.7)% for the six months ended June 28, 2026 and June 29, 2025 respectively. For the second quarters of 2026 and 2025, the Company’s ETR inclusive of discrete tax items was 9.2% and (49.1)% respectively.

For the three months ended June 28 2026 and June 29, 2025, the Company’s effective tax rate was primarily impacted by (i) changes in valuation allowances in the United Kingdom and Ivostud Germany and (ii) non-deductible interest expense and other non-deductible expenses in the United Kingdom. The year-over-year change in the effective tax rate was also attributable to changes in the geographic mix of pre-tax earnings, particularly impacted by the recognition of PIK Retirement in the first quarter of 2026 and costs resulting from the Company’s IPO, which altered the distribution of earnings and losses across tax jurisdictions.

The Company may settle certain tax examinations for different amounts than the Company has accrued as uncertain tax benefits. Consequently, the Company may need to accrue and ultimately pay additional amounts or pay lower amounts than previously estimated and accrued when positions are settled in the future. For the three months ended June 28, 2026 and June 29, 2025, the Company’s liability for uncertain tax benefits decreased by $1.7 million and $1.2 million respectively (excluding interest and penalties and related tax attributes).

6.Loss per share (basic and diluted)

	Three months ended		Six months ended
	June 28,	June 29,	June 28,	June 29,
(in $ millions, except for share and per share data)	2026	2025	2026	2025
Basic and diluted net loss per common share:
Net loss	(131.1)	(49.4)	(178.5)	(102.5)
Weighted average number of ordinary shares outstanding (basic and diluted)	114,539,294	112,936,824	113,751,488	112,936,824
Net loss per share (basic and diluted)	(1.14)	(0.44)	(1.57)	(0.91)

Certain outstanding share options were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been antidilutive. Accordingly, basic and diluted net loss per share were the same for the periods presented.

7.Inventories

Inventories consisted of the following components at June 28, 2026 and December 31, 2025:

	Six months ended	Year ended
	June 28,	December 31,
(in $ millions)	2026	2025
Raw materials and supplies	83.5	52.1
Work in process	119.4	90.7
Finished products	37.7	30.3
Right of return assets	16.1	12.9
Subtotal	256.7	186.0
Less: Allowance for excess inventory	(10.8)	(5.0)
Total inventories, net	245.9	181.0

The expenses related to excess inventory impairment were $1.6 million and $4.2 million for the three months ended June 28, 2026 and June 29, 2025, respectively and $5.8 million and $3.5 million for the six months ended June 28, 2026 and June 29, 2025, respectively, and these are included in “Cost of sales” in the Group’s consolidated statements of income (loss).

8.Borrowings

Currency, $ millions	Category	Floating	Fixed	Total
June 28, 2026
US$	Term loan	517.0	—	517.0
	PIK Loan	—	—	—
Multi-currency	Revolving credit facility	20.6	—	20.6
	Other loans	12.5	22.6	35.1
Total Borrowings		550.1	22.6	572.7
Of which:
Current		472.6	10.7	483.3
Non-current		77.5	11.9	89.4
December 31, 2025
US$	Term loan	517.2	—	517.2
	PIK Loan	—	878.0	878.0
Multi-currency	Revolving credit facility	1.0	—	1.0
	Other loans	11.3	27.2	38.5
Total Borrowings		529.5	905.2	1,434.7
Of which:
Current		14.3	140	154.3
Non-current		515.2	765.2	1,280.4

Future principal repayments of the Group’s borrowings are as follows as of June 28, 2026 and December 31, 2025:

		Shareholder	ABL
(in $ millions)	Term Loan	PIK Loan	Facility	Other loans
6 months ended December 31 2026	459.4	—	—	24.1
Year ended December 31 2027	—	—	20.6	5.0
Year ended December 31 2028	—	—	—	4.0
Year ended December 31 2029	—	—	—	1.0
Year ended December 31 2030	57.6	—	—	1.0
Thereafter
Total before unamortized discount and issuance costs	517.0	—	20.6	35.1
Less: unamortized discount and issuance costs	—	—	—	—
Total borrowings	517.0	—	20.6	35.1
Years ended December 31, 2025:
2026	—	131.0	—	23.5
2027	—	—	1.0	6.0
2028	—	747.0	—	5.0
2029	—	—	—	2.0
2030	517.2	—	—	2.0
Thereafter
Total before unamortized discount and issuance costs	517.2	878.0	1.0	38.5
Less: unamortized discount and issuance costs	—	—	—	—
Total borrowings	517.2	878.0	1.0	38.5

The following table presents the total interest expense related to the Group’s borrowings during the three and six months ended June 28, 2026 and June 29, 2025:

	Three months ended		Six months ended
	June 28,	June 29,	June 28,	June 29,
(in $ millions)	2026	2025	2026	2025
Contractual interest expense	(33.2)	(55.4)	(86.2)	(107.5)
Amortization of debt issuance costs	—	—	—	—
Total interest expense	(33.2)	(55.4)	(86.2)	(107.5)

Shareholder PIK loan

On December 2, 2025, the Company’s shareholders unanimously consented to reduce the outstanding principal balance of the payment –in-kind loan facility with a syndicate of financial institutions entered into on March 6, 2020 (as amended and/or amended and restated from time to time, the “Shareholder PIK Loan”) by 85%, which became effective on March 19, 2026 (the “PIK Retirement”).

Following completion of the PIK Retirement, as of March 19, 2026, the outstanding principal balance of the Shareholder PIK Loan was $148 million, including accrued interest of $17 million. The gain on extinguishment of the debt was recognized through the Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity, as additional paid in capital. On June 26, 2026, following the IPO, the remaining balance of the Shareholder PIK Loan, including accrued interest, was repaid in full, which reduced the balance to $nil and extinguished the facility.

As of December 31, 2025, the Shareholder PIK Loan had an outstanding balance of $878 million, and the effective interest rate was 14.0% per annum.

Term loan

In April 2024, the Company entered into a six-year, senior secured term note loan facility with a syndicate of financial institutions, which was subsequently amended in April 2025 (as amended, the “Term Loan”) to refinance our then-existing indebtedness and increase liquidity. The interest on the outstanding principal balance of the Term Loan is payable quarterly and accrues at a variable rate based on Secured Overnight Financing Rate (“SOFR”) plus a 6.5% margin. The Term Loan is secured by our property, plant and equipment and the obligations are guaranteed by certain of our subsidiaries. As of June 28, 2026 and December 31, 2025, the outstanding balance was $517.0 million and $517.2 million, respectively, under the Term Loan and the effective interest rate was 10.2% and 10.8%, respectively. The maturity date of the Term Loan is April 23, 2030. A repayment of the Term Loan of $460 million was made on June 29, 2026, using proceeds from the IPO, reducing the outstanding balance. See footnote 13, subsequent events, for further details.

Revolving credit facility — ABL facility

In March 2020, the Company entered a seven-year senior secured asset backed lending facility with Wells Fargo, which was subsequently amended in August 2022 (as amended, the “ABL Facility”), which provides for a maximum borrowing capacity of up to £90 million ($118 million using a conversion rate of £0.76 per U.S. dollar as at June 28, 2026) and was primarily intended to provide for our working capital needs. Interest on outstanding borrowings under the ABL Facility is payable monthly and accrues at a variable rate based on the Sterling Overnight Index Average/SOFR or Euro Interbank Offered Rate/EURIBOR plus 3.0%, and requires a commitment fee of 0.9% per annum on the unused portion of the facility. The ABL Facility is secured by the Company’s accounts receivable and inventory and the obligations are guaranteed by certain of the Company’s subsidiaries. As of June 28, 2026, the outstanding balance was $20.6 million, which compares to $1 million as of December 31, 2025 under the ABL Facility and the effective interest rates ranged from 4.94% - 6.88% for the six months ended June 28, 2026 and 5.30% – 7.30% for the year ended December 31, 2025.

At June 28, 2026, the Company had other loans of $35.1 million, as compared to $38.5 million at December 31, 2025. These consisted of a number of working capital and term loan facilities in India and China and some equipment financing in the United States and the United Kingdom.

At June 28, 2026, the Company had cash and cash equivalents of $846.4 million, as compared to $32.1 million at December 31, 2025, including $1.6 million in restricted cash deposits as compared to $0 million at December 31, 2025.

9.Management Incentive Plan – related party transaction

The shareholders of the Company implemented a cash-based Management Incentive Plan (“MIP”) as part of the financial restructuring of the Doncasters Group in March 2020. The plan was designed to provide incentives for senior managers and above (including executive and non-executive directors) to deliver long-term shareholder returns. Under the plan, individuals were entitled to receive a cash sum payable by the Company which was only paid out if certain conditions were met.

Individual payments were equal to a percentage of the amounts repaid on the Shareholder PIK Loan, with varying percentages depending on whether repayment on the loan exceeded certain thresholds. These thresholds increased by 13.5% on a quarterly basis with the first increase taking place on September 30, 2020. The rules of the MIP were updated in March 2024 such that the 13.5% compounding was removed. Participation in the MIP was at the Company’s board of directors’ and shareholders’ discretion, and no individual had a contractual right to participate in the plan or to receive any guaranteed benefits.

The Company’s IPO on June 26, 2026, triggered the payout of the MIP in full. The actual liability was calculated based on the IPO share price multiplied by the number of shares outstanding prior to the IPO with this amount applied to the varying percentages and thresholds discussed above. The total liability in respect of the MIP as of June 28, 2026 was $210.9 million, of which $185.3 million was separately presented on the consolidated balance sheet, and $25.6 million was recognized in accrued expenses and other current liabilities related to social security and sundry taxes. These amounts have been paid in full subsequent to the quarter-end date. The liability recognized on the balance sheet represents the liability net of $69 million that was reinvested in the Company’s shares by the participants through the IPO. All of the shares purchased with the reinvested amounts are subject to lock-up agreements restricting their sale for 180 days from June 24, 2026. The charge to the consolidated statement of income (loss) in the three months ended June 28, 2026, relating to the MIP and associated social security was $129.5 million. The charge to the consolidated statement of income (loss) in the six months ended June 28, 2026, relating to the MIP and associated social security was $142.9 million.

The total liability in respect of the MIP as of December 31, 2025, was $146 million, of which $132 million was separately presented on the consolidated balance sheet, and $14 million was recognized in accrued expenses and other current liabilities related to social security and sundry taxes. The amount of the expected liability as at December 31, 2025 was calculated by estimating the enterprise value (“EV”) of the Company based on applying an EV/EBITDA multiple to the Group’s estimated EBITDA for the 12 months prior to an assumed exit date. The resulting future MIP value was then discounted to the present value on December 31, 2025 using a 25% required rate of return. As at December 31, 2025, 100% of the maximum MIP value had been awarded to 9 participants.

Eight participants in the MIP also each had a fractional shareholding in the Company, the ultimate parent undertaking. As of June 28, 2026, those directors and key management personnel of the Group (two of whom are non-executive directors) control 1.8% of the voting shares of the Company, the ultimate parent undertaking, with some shareholdings owned through companies. See footnote 12 for further information.

10.Disposal group held for sale

During 2024, the Group’s management committed to a plan to sell its Ivostud business. This decision was made as part of a strategic initiative. While the sale did not close within twelve months of the original date of classification, the Group continued negotiations with a committed buyer through the three months ended June 28, 2026. Therefore, at June 28, 2026, classification as held for sale was deemed appropriate as management remains firmly committed to the plan to sell the Ivostud business, and the business is available for immediate sale in its present condition. Further, the sale is considered probable, with management expecting completion within one year of the balance sheet date. During the three months ended June 28, 2026 the Group continued to maintain active negotiations with the committed buyer and a further number of potential buyers to facilitate the sale, indicating that it is unlikely the plan will be significantly changed or withdrawn. Accordingly, the assets and liabilities associated with that business are presented as a disposal group held for sale as of June 28, 2026.

At the reporting date, the Ivostud business unit was measured at the lower of its carrying amount or fair value less costs to sell. As of June 28, 2026, the estimated fair value less costs to sell was determined to be $14.8 million, which did not result in any impairment/(reversals) during the period.

The major classes of assets and liabilities classified as held for sale as of June 28, 2026 and December 31, 2025, are as follows:

	June 28,	December 31,
	2026	2025
Property, plant equipment	3.1	2.4
Inventories	9.0	10.8
Trade and other receivables	4.7	4.4
Cash and cash equivalents	1.9	2.6
Assets held for sale	18.7	20.2
Trade and other payables	(4.1)	(3.3)
Operating lease liabilities	(0.5)	(0.6)
Other liabilities	(0.9)	(1.1)
Pension liabilities	(0.9)	(0.9)
Liabilities associated with assets held for sale	(6.4)	(5.9)

This disposal group does not represent a strategic shift that will have a major effect on the Group’s operations and financial results and therefore does not meet the criteria for presentation of a discontinued operation. The results of operations of the Ivostud business continue to be included in the Group’s consolidated statements of income. Similarly, the cash flows generated by or used in the operations of the Ivostud business are included within the respective categories of the consolidated statements of cash flows.

11.Capital commitments and contingent liabilities

Commitments

As of June 28, 2026 and December 31, 2025, there were $107.9 million and $52.5 million, respectively, unspent committed capital expenditure mainly related to Plant, machinery and equipment.

Contingent liabilities: Legal proceedings and others

In addition to the matters discussed above, various other lawsuits, claims, and proceedings have been or may be instituted or asserted against the Group, including those pertaining to environmental, product liability, safety and health, employment, tax and antitrust matters. While the amounts claimed in these other matters may be substantial, the ultimate liability cannot currently be determined because of the considerable uncertainties that exist. Therefore, it is possible that the Company’s liquidity or results of operations in a period could be materially affected by one or more of those other matters. However, based on facts currently available, management believes that the disposition of these other matters that are pending or asserted will not have a material adverse effect, individually or in aggregate, on the results of operations, financial position or cash flows of the Group.

Environmental provisions

Environmental provisions are contingent liabilities which were recognized as part of the business acquisition accounting. These provisions relate to legacy historical issues that former employees may claim against the Group, and will be carried until the possible liability is settled, cancelled or expires.

12.Share-based payments

The Company accounts for share-based payments in accordance with ASC 718, Compensation - Stock Compensation. Share-based compensation cost is measured based on the grant-date fair value of awards and recognized over the requisite service period. For awards that vest immediately upon grant, compensation expense is recognized on the grant date. The Company accounts for forfeitures as they occur.

For the period ended June 28, 2026, the Company’s share-based compensation programs consist of:

1.	Matching grant awards granted to certain employees and directors;
2.	IPO options granted in connection with the Company’s initial public offering; and
3.	MIP Recognition options granted under the Company’s ongoing long-term incentive arrangements.

The Company did not grant any share-based awards and had no share-based compensation arrangements outstanding during the six months ended June 29, 2025. Accordingly, all share-based compensation activity and related disclosures presented in this note relate to awards granted during the six months ended June 28, 2026.

Matching grant shares

On June 25, 2026, the Company granted 62,500 ordinary shares to its non-executive directors pursuant to its 2026 Equity Incentive Plan. Participants received one ordinary share (a “Matching Share”) for every four ordinary shares purchased in the IPO. The awards vested immediately upon grant and are not subject to any service, performance or market conditions. However, such Matching Shares are subject to a three-year restriction under the Equity Incentive Plan during which the shares may not be transferred or sold.

The fair value of the Matching Grant Shares was determined based on the Company’s grant-date share price of $33.00 per share adjusted for the impact of the post-vesting holding restriction. The resulting grant-date fair value was $30.03 per share.

The Company recognized share-based compensation expense of $2 million related to these Matching Grant Shares during the period ended June 28, 2026.

MIP recognition grants

In connection with the closing of the IPO on June 24, 2026, the Company granted 1,249,998 special options to certain directors, officers and employees (the “MIP Recognition Grants”). The options have an exercise price of $33.00 per share, vested and became exercisable immediately upon grant and expire either seven years or ten years from the date of grant. The options are not subject to any service, performance or market conditions.

The grant-date fair value of the MIP Recognition Grants was estimated using the Black-Scholes option-pricing model and was determined to be between $12.43 and $14.91 per option.

The Company recognized share-based compensation expense of $18 million related to these special options during the three months ended June 28, 2026.

IPO grants

In connection with the closing of the IPO, the Company granted 5,625,119 options (the “IPO Grants”) to employees as part of its ongoing long-term incentive compensation program. The IPO Grants were granted in five tranches and have an exercise price of $33.00, $36.30, $39.93, $43.92 or $48.31 per share. These five tranches typically vest rateably over a five-year service period and expire either seven years or ten years from the date of grant.

The grant-date fair value of the IPO Grants was estimated using the Black-Scholes option-pricing model.

The Company recognized share-based compensation expense of $0.5 million related to these options during the three months ended June 28, 2026. The total unrecognized compensation expense associated with nonvested IPO Grants was $80.4 million. The weighted-average period over which such compensation cost is expected to be recognized is 3.0 years.

Weighted Average
	Shares	Exercise Price
Outstanding at June 25 2026	—	—
Granted – IPO Grants	5,625,119	$40.29
Exercised	—	—
Forfeited/Cancelled	—	—
Outstanding at June 28, 2026	5,625,119	$40.29
Exercisable at June 28, 2026	—	—

Additional option information

Period ended June 28, 2026	Amount
Aggregate intrinsic value of options exercised during 2026	—

The aggregate intrinsic value represents the difference between the market value of the Company’s ordinary shares and the exercise price of in-the-money options.

IPO grants outstanding and exercisable

		Weighted-Average	Weighted-Average	Aggregate
		Exercise	Remaining Contractual	Intrinsic Value
As of June 28, 2026	Shares	Price	Life (Years)	($m)
Outstanding	5,625,119	$40.29	8.9	$49.3
Exercisable	—	—	—	—

Fair value assumptions

The weighted-average assumptions used in estimating the fair value of options granted during 2026 were as follows:

	MIP Recognition	IPO Grants	IPO Grants
Assumption	Grants	(Ireland)	(UK & US)
Share price at grant date	$33.00	$33.00	$33.00
Exercise price	$33.00	$33.00 - $48.31	$33.00 - $48.31
Expected term (years)	3.5 – 5.0	4.0 – 6.0	5.5 – 7.5
Expected volatility	45.0%	45.0%	45.0%
Risk-free interest rate	4.2% - 4.3%	4.2 – 4.3%	4.3% – 4.4%
Expected dividend yield	0.0%	0.0%	0.0%
Fair value per option	$12.43 - $14.91	$12.63 - $13.32	$14.78 - $15.61

Valuation methodology

Matching share grants

The fair value of Matching Share Grants was based on the quoted market price of the Company’s ordinary shares on the grant date and adjusted for the impact of the 180-day (3 year for directors) post-vesting transfer restriction. Management applied a discount for lack of marketability of approximately 9.0% to reflect the restriction period.

Expected volatility

Expected volatility was determined using historical volatility data of comparable publicly traded companies because the Company had insufficient trading history at the grant date due to the timing of its IPO. A volatility assumption of 45.0% was selected.

Expected term

The expected term for the MIP Recognition Grants was determined using the simplified method permitted under ASC 718 because the Company did not have sufficient historical exercise experience. The expected term was calculated as the midpoint between the grant date and contractual expiration date.

Risk-free interest rate

The risk-free interest rate was based on the yield of U.S. Treasury securities with maturities approximating the expected term of the options at the grant date.

Dividend yield

The expected dividend yield assumption was zero because the Company did not expect to pay dividends during the expected term of the options.

Share-based compensation expense

The following table presents share-based compensation expense recognized in the Company’s condensed consolidated statements of income during the six month period ended June 28, 2026:

	Matching Share		MIP Recognition
(in $ millions)	Grants	IPO Grants	Grants	Total
Cost of sales	—	—	—	—
Selling, general and administrative expense	1.9	17.5	0.5	19.9
Total share-based compensation expense	1.9	17.5	0.5	19.9

13.Subsequent events

On June 29, 2026 the Company used a portion of the net proceeds received from the IPO to repay a portion of the outstanding principal and interest balance under the Term Loan. As a result of this repayment, the outstanding borrowings under the Term Loan were reduced by approximately $460 million. Any associated loss on extinguishment of debt, including the write-off of unamortized debt issuance costs will be recognized in the period in which the repayment occurred.

The Company also completed two private placements concurrent with the IPO in which it issued and sold 2,272,727 shares and 2,083,593 shares, respectively (the “Private Placements”). The Company received net proceeds from the Private Placements of approximately $72 million, after deducting placement agent fees, from one private placement and approximately $69 million from the other private placement, which did not involve placement agents. Although the Private Placements closed in conjunction with the initial public offering, the full amount of the related cash proceeds were not received by the Company until after the end of the reporting period due to the timing of the settlement process. Accordingly, $55.4 million of the proceeds were not included in cash and cash equivalents as of June 28, 2026. The Company received the outstanding net proceeds of $55.4 million on June 29 and June 30, 2026 and the funds are reflected in the Company’s cash balance in the subsequent reporting period.

Subsequent to June 28, 2026, the Company paid cash awards under its Management Incentive Plan in the amount of $210.9 million. The awards were funded from a portion of the net proceeds received in connection with the Company’s IPO and made in accordance with the terms of the MIP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. The MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and notes thereto included in Part I, Item 1 (Financial Statements and Supplementary Data) of this Form 10-Q.

Overview

We are a leading independent manufacturer of complex, highly engineered precision cast components and nickel- and cobalt-based superalloys serving the high growth Aerospace and IGT end markets, both of which are experiencing demand super cycles. Our products are manufactured to precise dimensional accuracy. We believe we are one of a limited number of companies worldwide with the cutting-edge engineering, chemistry and metallurgy expertise, along with the large-scale specialized casting equipment required to manufacture these mission-critical parts under strict environmental controls for the most demanding applications within our end markets. Through decades of operations, we have developed deep engineering expertise, technical know-how, and a collaborative, customer-centric culture that provides solutions to our original equipment manufacturer (“OEM”) customers’ most complex casting challenges. Our capabilities and operational expertise complement our advanced manufacturing assets, leading to best-in-class quality assurance processes that allow us to deliver reliable performance at scale.

Our operations consist of three reportable segments, Engine Products — North America, Engine Products — Europe and Turbo Wheels, and we maintain 14 principal facilities. For the three months ended June 28, 2026 our revenue was $268.7 million, net loss was $131.1 million, adjusted EBITDA was $47.8 million (with an adjusted EBITDA margin of 17.8%) and capital expenditures were $5.4 million. For the three months ended June 28, 2026, the combined revenue for Engine Products, Europe and North America, was $220.7 million and adjusted EBITDA was $51.8 million. For the three months ended June 28, 2026, the Aerospace and IGT end markets represented 42.0% and 39.4% of our revenue, respectively. For the six months ended June 28, 2026 our revenue was $505.3 million, net loss was $178.5 million, adjusted EBITDA was $87.9 million (with an adjusted EBITDA margin of 17.4%) and capital expenditures were $15.7 million. For the six months ended June 28, 2026, the combined revenue for Engine Products, Europe and North America, was $411.5 million and adjusted EBITDA was $94.9 million. For the six months ended June 28, 2026, the Aerospace and IGT end markets represented 40.8% and 39.5% of our revenue, respectively. For a discussion of the use of adjusted EBITDA and adjusted EBITDA margin, and a reconciliation to the most directly comparable U.S. GAAP measures, see “Non-GAAP Financial Measures” below. In 2026, as compared to 2025, demand continues to grow in the aerospace and industrial gas turbines markets. Both markets are supported by highly-attractive, long-term structural growth drivers and are experiencing demand super cycles, with demand tailwinds from growing installed bases and OEM order backlogs.

In the six months ended June 28, 2026, the Company derived approximately 80.3% of its revenue from products sold to the aerospace and IGT markets. Both end markets are supported by highly attractive, long-term structural growth drivers, and are currently experiencing powerful demand super cycles, creating a very strong long-term growth environment for our business. In the Aerospace end market, rising global air travel, fuel efficiency prioritization, lagging aircraft deliveries, and aging fleets are driving multi-year demand for our engine components and other structural castings. In the IGT end market, increasing global electricity demand that current grid infrastructure cannot maintain is enhancing the demand for natural gas and our IGT parts. These secular tailwinds are driving significant demand with major OEMs as customer order backlogs currently extend well into the 2030s. However, these conditions are subject to change as a result of decreases in global air travel, aircraft delivery schedule shifts, changes in grid infrastructure investment, OEM production rate adjustments, and broader macroeconomic developments, any of which could cause our recent financial performance not to be necessarily indicative of future operating results or financial condition.

Governmental policies, laws and regulations, and other geopolitical and economic factors, including inflation, customer requirements, tariffs, and fluctuations in foreign currency exchange rates and interest rates, may affect future results of operations and cash flow. The timing, extent, application, and level of tariffs by various governments and our ability to recover tariffs are subject to changes and uncertainties.

Initial Public Offering

On June 26, 2026, we completed our Initial Public Offering of shares on the New York Stock Exchange (the “IPO”) in which we issued and sold 32,037,372 ordinary shares, including pursuant to the underwriters’ exercise of their option to purchase additional ordinary shares in full, at an IPO price of $33.00 per share. We received net proceeds from the IPO of $994 million after deducting underwriting discounts. We also completed two concurrent Private Placements in which we issued and sold 2,272,727 shares and 2,083,593 shares, respectively. We received net proceeds from the Private Placements of approximately $72 million after deducting placement agent fees, from one private placement and approximately $69 million from the other private placement, which did not involve placement agents. In connection with consummation of the IPO, the legal status of the Company changed from a Jersey private company to Jersey public limited company and our company name changed from DPC Holdings Limited to DPC Holdings PLC.

Results of Operations

Three months ended June 28, 2026 compared with three months ended June 29, 2025

The following table summarizes our results of operations for the three months ended June 28, 2026 and June 29, 2025. This information should be read together with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. For a discussion of results by segment, see “Segment Information” below.

	Three months ended		Change
	June 28,	June 29,
(in $ million except percentages)	2026	2025	$ millions	%
Revenue	268.7	200.9	67.8	33.7%
Cost of sales	(199.3)	(150.4)	(48.9)	32.5%
Gross profit	69.4	50.5	18.9	37.4%
Selling, general and administrative expenses	(189.6)	(44.7)	(144.9)	324%
Interest expense	(33.2)	(55.4)	22.2	(40.1)%
Interest income	0.2	0.2	—	0.0%
Foreign currency gain, net	8.8	12.9	(4.1)	(31.8)%
Reversal of write down of disposal group held for sale	—	3.1	(3.1)	(100.0)%
Loss before income tax	(144.4)	(33.4)	(111.0)	332.3%
Income tax benefit/(expense)	13.3	(16.0)	29.3	(183.1)%
Net loss	(131.1)	(49.4)	(81.7)	165.4%

Revenue

Sources of revenue

We generate revenue from a diverse number of end markets and geographical areas. The principal geographical areas are the United States, UK, Rest of Europe and the Rest of the World. We produce Engine Products for the Aerospace and IGT end markets, which include turbine airfoils and structural castings, as well as turbocharger wheels for the Transportation end market. We are vertically integrated with the production of advanced superalloy materials, which are used as the raw material for our investment castings and also sold externally to other casting manufacturers operating principally in the Aerospace and IGT end markets.

We generated revenue of $268.7 million for the three months ended June 28, 2026, compared to revenue of $200.9 million for the three months ended June 29, 2025, representing an increase of $67.8 million or 33.7%. The following table sets forth the end market breakdown of revenue for the three months ended June 28, 2026 and June 29, 2025:

	Three months ended
	June 28,	June 29,
(in $ millions)	2026	2025
Aerospace	112.9	76.7
IGT	106.0	74.6
Transportation	49.8	49.6
Third-party revenue	268.7	200.9

The principal drivers behind this increase in revenue consisted of growth in the Aerospace and IGT end markets of 47.2% and 42.1%, respectively and 0.4% growth in the transportation end market. Revenue also benefited from $9 million of metal price inflation pass-through to customers in the three months ended June 28, 2026.

Cost of sales

Cost of sales primarily consists of direct costs required to manufacture our products and provide our services. These costs include the cost of metal, direct labor, energy and utility costs, other materials and overhead costs directly related to our product and services. Overhead costs include depreciation of property, plant and equipment, sub-contract costs, freight costs and repairs and maintenance. The costs of metal, direct labor and energy account for the largest portion of our cost of sales.

Cost of sales for the three months ended June 28, 2026 increased by $48.9 million, or 32.5%, to $199.3 million compared to $150.4 million for the three months ended June 29, 2025. The increase in cost of sales for the three months ended June 28, 2026 is primarily attributable to increases in volume of parts sold into the Aerospace and IGT end markets and output, across both our IGT and Aerospace end markets.

Gross profit

Gross profit for the three months ended June 28, 2026 increased by $18.9 million, or 37.4%, to $69.4 million compared to $50.5 million for the three months ended June 29, 2025. The increase was primarily due to the increase in output which drove the revenue growth.

Selling, general and administrative expenses

Selling, general and administrative, or SG&A, expense primarily consists of expenses related to the employment costs of the Company’s management and other non-production individuals at the manufacturing facilities, along with the general costs of support functions such as finance, accounting, legal, information technology and human resources. Selling, general and administrative expenses were $189.6 million in the three months ended June 28, 2026 compared to $44.7 million for the three months ended June 29, 2025, representing an increase of 324.2%. The increase was due primarily to additional expenses relating to the MIP of $129.5 million and non-cash share-based payments compensation recognized of $19.9 million.

Interest expense, net

Interest expense, net for the three months ended June 28, 2026 was $33.0 million, compared to $55.2 million for the three months ended June 29, 2025. The reduction in the net interest expense reflects the 85% Shareholder PIK Loan Retirement which became effective on March 19, 2026 which resulted in a lower accrued interest amount in the three months ended June 28, 2026. The Shareholder PIK Loan was repaid in full on June 26, 2026, following the IPO.

See Note 8 to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional detail related to the Company’s borrowings.

Foreign currency gain/(loss), net

We recorded a foreign currency gain, net, of $8.8 million for the three months ended June 28, 2026, as compared to a foreign currency gain, net of $12.9 million for the three months ended June 29, 2025. Foreign currency gains and losses are recognized in respect of our external and intra-Group financing structure. The gain for the three months ended June 28, 2026, related to the movement in the foreign exchange rate between USD and GBP.

Income tax expense

We recorded an income tax benefit of $13.3 million for the three months ended June 28, 2026, compared to an income tax expense of $16.0 million for the three months ended June 29, 2025. The benefit in the three months ended June 28, 2026 compared to the expense in the three months ended June 29, 2025 is primarily attributable to the impact of changes in valuation allowances in the United Kingdom and Ivostud Germany, for non-deductible interest expense and other non-deductible expenses in the United Kingdom.

Net loss

Net loss was $131.1 million, or $(1.14) per share, for the three months ended June 28, 2026 compared to a net loss of $49.4 million, or $(0.44) per share, for the three months ended June 29, 2025. The increase of $81.7 million in the second quarter of 2026 was primarily due to the increase in valuation of the MIP liability, as a result of the IPO pricing.

Six months ended June 28, 2026 compared with six months ended June 29, 2025

The following table summarizes our results of operations for the six months ended June 28, 2026 and June 29, 2025. This information should be read together with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. For a discussion of results by segment, see “Segment Information” below.

	Six months ended		Change
	June 28,	June 29,
(in $ millions except percentages)	2026	2025	$ millions	%
Revenue	505.3	389.0	116.3	29.9%
Cost of sales	(379.3)	(296.3)	(83.0)	28.0%
Gross profit	126.0	92.7	33.3	35.9%
Selling, general and administrative expenses	(234.4)	(86.7)	(147.7)	170%
Interest expense	(86.2)	(107.5)	21.3	(19.8)%
Interest income	0.5	0.3	0.2	66.7%
Foreign currency gain, net	6.6	20.9	(14.3)	(68.4)%
Reversal of write down of disposal group held for sale	—	3.1	(3.1)	(100.0)%
Loss before income tax	(187.5)	(77.2)	(110.3)	142.9%
Income tax benefit/(expense)	9.0	(25.3)	34.3	(135.6)%
Net loss	(178.5)	(102.5)	(76.0)	74.1%

Revenue

Sources of Revenue.

We generated revenue of $505.3 million for the six months ended June 28, 2026, compared to revenue of $389.0 million for the six months ended June 29, 2025, representing an increase of $116.3 million or 29.9%. The following table sets forth the end market breakdown of revenue for the six months ended June 28, 2026 and June 29, 2025:

	Six months ended
	June 28,	June 29,
(in $ millions)	2026	2025
Aerospace	206.2	141.2
IGT	199.6	148.0
Transportation	99.5	99.8
Third-party revenue	505.3	389.0

The principal drivers behind this increase in revenue consisted of growth in the Aerospace and IGT end markets of 46.0% and 34.9%, respectively and a 0.3% reduction in the transportation end market. Revenue also benefited from $15 million of metal price inflation pass-through in the six months ended June 28, 2026.

Cost of Sales

Cost of sales for the six months ended June 28, 2026 increased by $83.0 million, or 28.0%, to $379.3 million compared to $296.3 million for the six months ended June 29, 2025. The increase in cost of sales for the six months ended June 28, 2026 is primarily attributable to increases in volume of parts sold into the Aerospace and IGT end markets and output, across both our IGT and Aerospace end markets.

Gross Profit

Gross profit for the six months ended June 28, 2026 increased by $33.3 million, or 35.9%, to $126.0 million compared to $92.7 million for the six months ended June 29, 2025. The $33.3 increase was primarily due to the increase in output which drove the revenue growth.

Selling, general and administrative expenses

Selling, general and administrative expenses were $234.4 million for the six months ended June 28, 2026, compared to $86.7 million for the six months ended June 29, 2025, representing an increase of $147.7 million. The increase was due primarily to additional expenses relating to the MIP of $142.9 million and non-cash share-based payments compensation recognized of $19.9 million.

Interest expense, net

Interest expense, net for the six months ended June 28, 2026 was $85.7 million, compared to $107.2 million for the six months ended June 29, 2025. This was primarily due to the 85% reduction in the principal balance and subsequent repayment of the Shareholder PIK Loan resulting in lower interest charged.

Foreign currency gain/(loss), net

We recorded a foreign currency gain, net of $6.6 million for the six months ended June 28, 2026, as compared to a foreign currency gain, net of $20.9 million for the six months ended June 29, 2025. Foreign currency gains and losses are recognized in respect of our external and intra-Group financing structure. The gain for the six months ended June 28, 2026, related to the movement in the foreign exchange rate between USD and GBP.

Income tax expense

We recorded an income tax benefit of $9.0 million for the six months ended June 28, 2026, compared to an income tax expense of $25.3 million for the six months ended June 29, 2025. The benefit in the six months ended June 28, 2026 compared to the expense in the six months ended June 29, 2025 is primarily attributable to the impact of changes in valuation allowances in the United Kingdom and Ivostud Germany, non-deductible interest expense and other non-deductible expenses in the United Kingdom. The year over year change in effective tax rate was also attributable to changes in the geographic mix of pre-tax impact, with particular impact from the recognition of the Shareholder PIK Loan Retirement in the three months ended March 29, 2026 and costs resulting from the Company’s IPO, which altered the distribution of earnings and losses across tax jurisdictions.

Net income/ (loss)

Net loss was $178.5 million, or $(1.57) per share, in six months ended June 28, 2026, compared to a net loss of $102.5 million, or $(0.91) per share, for the six months ended June 29, 2025. The increase of $76.0 million in the six months ended June 28, 2026 was primarily due to the increase in valuation of the MIP liability as a result of the IPO pricing.

Segment Information

Our three reportable segments are: Engine Products - North America, Engine Products - Europe and Turbo Wheels. The Group has concluded that their operating segments are consistent with their reportable segments.

Engine Products - North America

The Engine Products - North America segment predominantly serves the Aerospace end market and it is vertically integrated through its superalloy production facility at our Long Beach facility and aerospace casting facilities in Groton, Connecticut, Springfield, Massachusetts, and Oxford, Alabama in the United States, and Mexicali, Mexico.

Engine Products - Europe

The Engine Products - Europe segment predominantly serves the IGT end market and is vertically integrated through superalloy production at our R&C Sheffield, UK and Bochum, Germany, and casting facilities at Deritend, UK, Bochum, Germany, and Chard, UK.

Turbo Wheels

Our Turbo Wheels segment serves the passenger, commercial, and off-highway vehicle end markets with casting facilities in India, China, the United States, and the UK. This segment procures alloys required for its production externally.

The following table sets forth our end markets and key products and components:

Engine products		Turbo Wheels
Aerospace	Industrial Gas Turbines	Transportation
Engine Structural Castings	Turbine Airfoils (Blades and Vanes)	Hot-side turbo wheels

Turbine Airfoils (Blades and Vanes)	Combustion Heat Tiles & Near Flow Path Seals

Torque Bars	Structural Castings

VIM Superalloys	VIM Superalloys

Engine Products – Europe

	Three months ended		Six months ended
	June 28,	June 29,	June 28,	June 29,
(in $ millions)	2026	2025	2026	2025
Third-party revenue	123.3	82.9	226.9	162.7
Inter-segment sales	—	—	—	—
Gross segment revenue	123.3	82.9	226.9	162.7
Adjusted cost of sales(1)	(85.7)	(56.7)	(156.7)	(115.1)
Adjusted selling, general and administrative expenses(1)	(4.4)	(4.3)	(10.3)	(7.8)
Other segment items(2)	(3.4)	(2.5)	(6.9)	(5.5)
Segment adjusted EBITDA(3)	29.8	19.4	53.0	34.3
Segment adjusted EBITDA margin(3)	24.2%	23.4%	23.4%	21.1%
(1)	Cost of sales and selling, general and administrative expenses have been adjusted to exclude depreciation and amortization, restructure and other reorganization costs, claims, settlements and litigation costs, and the long-term management incentive plan. The adjusted cost of sales includes adjustments for inter-segment sales.
(2)	Other segment items including research and development costs, and corporate expenses recharges.
(3)	Segment adjusted EBITDA margin is the quotient of Segment adjusted EBITDA divided by Gross segment revenue. Segment adjusted EBITDA margin is calculated based on the exact segment adjusted EBITDA and gross segment revenue and therefore may not calculate the same based off the rounded figures presented above.

Gross segment revenue for the Engine Products - Europe segment increased $40.4 million, or 48.7%, in the three months ended June 28, 2026 compared to the three months ended June 29, 2025, and increased $64.2 million, or 39.5%, in the six months ended June 28, 2026, compared to the six months ended June 29, 2025, in each case, primarily due to output increase linked to the strong end market, including OEM build rates. Adjusted cost of sales in both the three and six months ended June 28, 2026, increased broadly in proportion to the increase in revenue compared to the three and six months ended June 29, 2025.

The increase in sales has dropped through to segment adjusted EBITDA at 25.7% in the second quarter of 2026, and 29.1% in the six months ended June 28, 2026. This resulted in an increase in segment adjusted EBITDA margin of 80 basis points in the second quarter 2026 compared to the second quarter 2025, and an increase of 230 basis points in the six months ended June 28, 2026 compared to the six months ended June 29, 2025.

Capital expenditure is expected to remain elevated, with additional investments in capacity expansions to accommodate increased customer demand and delivery of two strategic IGT customer partnership agreements.

Engine Products - North America

	Three months ended		Six months ended
	June 28,	June 29,	June 28,	June 29,
(in $ millions)	2026	2025	2026	2025
Third-party revenue	97.4	70.9	184.8	132.0
Inter-segment sales	0.0	4.6	(0.2)	9.4
Gross segment revenue	97.4	75.5	184.6	141.4
Adjusted cost of sales(1)	(68.3)	(54.7)	(128.5)	(101.6)
Adjusted selling, general and administrative expenses(1)	(2.7)	(3.3)	(6.5)	(6.0)
Other segment items(2)	(4.4)	(3.0)	(7.7)	(6.3)
Segment adjusted EBITDA(3)	22.0	14.5	41.9	27.5
Segment adjusted EBITDA margin(3)	22.6%	19.2%	22.7%	19.4%
(1)	Cost of sales and selling, general and administrative expenses have been adjusted to exclude depreciation and amortization, restructure and other reorganization costs, claims, settlements and litigation costs, and the long-term management incentive plan. The adjusted cost of sales includes adjustments for inter-segment sales.
(2)	Other segment items including research and development costs, and corporate expenses recharges.
(3)	Segment adjusted EBITDA margin is the quotient of Segment adjusted EBITDA divided by Gross segment revenue. Segment adjusted EBITDA margin is calculated based on the exact segment adjusted EBITDA and gross segment revenue and therefore may not calculate the same based off the rounded figures presented above.

Gross segment revenue for the Engine Products - North America segment increased $21.9 million, or 29.0%, in the second quarter of 2026 compared to the second quarter of 2025, and increased $43.2 million, or 30.6%, in the six months ended June 28, 2026 compared to the six months ended June 29, 2025, in each case, primarily attributable to increased output following investments in capacity increases. Our facility in Groton, CT, is benefiting from the installation of new capital equipment as production continues to ramp up. Adjusted cost of sales for Engine Products – North America in both the three and six months ended June 28, 2026, increased at a lower rate than the increase in revenue compared to the three and six months ended June 29, 2025 reflecting the operational leverage impact of the revenue increase.

The increase in sales has dropped through to segment adjusted EBITDA at 28.3% in the second quarter of 2026, and 27.3% in the six months ended June 28, 2026. This resulted in an increase in segment adjusted EBITDA margin of 340 basis points in the second quarter 2026 compared to the second quarter 2025, and an increase of 330 basis points in the six months ended June 28, 2026 compared to the six months ended June 29, 2025.

Segment adjusted EBITDA was $22.0 million, up 51.7% year over year, driven by operating leverage from volume growth and value-based pricing.

Capital expenditure is expected to remain elevated, with additional investments in capacity expansions to support market growth and our two Aero Customer Strategic Partnerships including the building of a greenfield superalloy facility in Alabama.

Turbo Wheels

	Three months ended		Six months ended
	June 28,	June 29,	June 28,	June 29,
(in $ millions)	2026	2025	2026	2025
Third-party revenue	48.0	47.1	93.6	94.3
Inter-segment sales	0.1	—	0.1	—
Gross segment revenue	48.1	47.1	93.7	94.3
Adjusted cost of sales(1)	(40.9)	(38.9)	(79.0)	(79.1)
Adjusted selling, general and administrative expenses(1)	(4.7)	(4.2)	(9.4)	(7.6)
Other segment items(2)	(0.9)	(0.4)	(2.0)	(0.9)
Segment adjusted EBITDA(3)	1.6	3.6	3.3	6.7
Segment adjusted EBITDA margin(3)	3.3%	7.6%	3.5%	7.1%
(1)	Cost of sales and selling, general and administrative expenses have been adjusted to exclude depreciation and amortization, restructure and other reorganization costs, claims, settlements and litigation costs, and the long-term management incentive plan. The adjusted cost of sales includes adjustments for inter-segment sales.
(2)	Other segment items including research and development costs, and corporate expenses recharges.
(3)	Segment adjusted EBITDA margin is the quotient of Segment adjusted EBITDA divided by Gross segment revenue. Segment adjusted EBITDA margin is calculated based on the exact segment adjusted EBITDA and gross segment revenue and therefore may not calculate the same based off the rounded figures presented above.

Gross segment revenue for the Turbo Wheels segment increased $1.0 million, or 2.1%, in the three months ended June 28, 2026 compared to the three months ended June 29, 2025, and decreased $0.6 million or 0.6% in the six months ended June 28, 2026 compared to the six months ended June 29, 2025, largely due to lower revenue from Ivostud (business held for sale). Excluding Ivostud, revenue grew 8% in the three months ended June 28, 2026 and 5% in the six months ended June 28, 2026, with market share gain in a flat market and favorable mix changes.

Segment adjusted EBITDA decreased $2.0 million, or 55.6%, in the three months ended June 28, 2026 compared to the three months ended June 29, 2025, and decreased $3.4 million, or 50.7% in the six months ended June 28, 2026 compared to the six months ended June 29, 2025, primarily due to a loss at Ivostud of $1.4 million and $1.3 million respectively.

Segment adjusted EBITDA margin decreased approximately 430 basis points in the second quarter of 2026 compared to the second quarter of 2025 and decreased approximately 360 basis points in the six months to June 28, 2026 compared to the six months ended June 29, 2025. Excluding Ivostud, segment adjusted EBITDA margin was 8.0% in the three months ended June 28, 2026, a decrease of approximately 310 basis points compared to the second quarter of 2025.

The following table reconciles Total Segment Adjusted EBITDA to Net loss. Differences between the Total Segment Adjusted EBITDA and consolidated EBITDA totals are in unallocated corporate expenses.

	Three months ended		Six months ended
	June 28,	June 29,	June 28,	June 29,
(in $ millions)	2026	2025	2026	2025
Segment adjusted EBITDA	53.4	37.5	98.2	68.5
Unallocated corporate expenses	(5.6)	(1.5)	(10.3)	(3.5)
One-time costs related to the IPO	(9.1)	(0.1)	(16.6)	(0.3)
Long-term management incentive plan	(129.5)	(22.8)	(142.9)	(43.5)
IT development project & others	(2.1)	(1.1)	(2.1)	(1.9)
Share-based compensation	(19.9)	—	(19.9)	—
Foreign currency gain, net	8.8	12.9	6.6	20.9
Reversal of write down of disposal group held for sale	—	3.1	—	3.1
Site closure and refinancing costs	0.1	(1.4)	—	(1.4)
Loss on disposal	(0.1)	—	—	—
Claims, settlements and litigation costs	—	1.7	—	1.7
Interest expense(1)	(33.2)	(55.4)	(86.2)	(107.5)
Interest income	0.2	0.2	0.5	0.3
Depreciation and amortization	(7.4)	(6.5)	(14.8)	(13.6)
Income tax benefit/(expense)	13.3	(16.0)	9.0	(25.3)
Net loss	(131.1)	(49.4)	(178.5)	(102.5)
(1)	Interest expense includes Shareholder PIK interest of $13.6 million and $34.6 million for the three months ended June 28, 2026 and June 29 2025.

Liquidity and Capital Resources

The following table summarizes our capitalization as of June 28, 2026 and December 31, 2025 (in millions, unless otherwise indicated):

	As of June 28,	As of December 31,
(in $ millions)	2026	2025
Cash and cash equivalents	846.4	32.1
Debt:
Term loan	517.0	517.2
Shareholder PIK Loan	—	878.0
RCF	20.6	1.0
Other	35.1	38.5
Total debt	572.7	1,434.7
Equity/(deficit)	772.4	(963.9)
Total capitalization	1,345.1	470.8

Our principal historical liquidity requirements have been to service our indebtedness, capital expenditure and working capital needs. Following the Company’s IPO, the Shareholder PIK Loan was repaid in full, which was a previously reported credit agreement. Capital expenditures are expected to be elevated, with additional investments in capacity expansions, especially within our facility in Germany to accommodate increased customer capacity requirements and the signing of two strategic customer partnership agreements. We expect to satisfy our future cash requirements, including our capital expenditure, with cash on hand, cash flows from operations and available borrowings under our external financing facilities.

Operating activities

For the six months ended June 28, 2026, net cash used in operating activities was $34.0 million, primarily attributable to net loss adjusted to remove non-cash items of $28.0 million and net increase in working capital of $62.0 million. The net cash used in operating activities in the six months to June 28, 2026 was negatively impacted by an increase in input metal costs, which is the key driver of the increase in inventories of $69.4 million.

Investing activities

Net cash out flow used in investing activities was $20.2 million in the six months ended June 28, 2026, which entirely consisted of capital expenditures as the Group continues to invest in expanding capacity and capability. This compared to $11.0 million in the six months ended June 29, 2025.

Financing activities

Net cash provided by financing activities was $872.0 million in the six months ended June 28, 2026 which compared to net cash used in the six months ended June 29, 2025 of $18.1 million. Net cash provided / used by financing activities in both periods consisted of the net drawdowns against and repayments to the ABL Facility along with the PIK Loan repayment. In addition, on June 26, 2026, in connection with the Company’s IPO, net proceeds of $1,009.1 million were received.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements prepared in accordance with generally accepted accounting principles in the U.S. The preparation of these financial statements requires us to make certain estimates and assumptions that may affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses during the reported periods, and the related disclosures. These estimates and assumptions are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on our historical experience, trends in the industry, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions.

We believe that the application of our accounting policies, each of which require significant judgments and estimates on the part of management, are the most critical to aid in fully understanding and evaluating our reported financial results. Our significant accounting policies are more fully described in the Prospectus. Refer to Note 2, Basis of Presentation, of the notes to the condensed consolidated financial statements included herein for updates to disclosures of accounting standards recently adopted or required to be adopted in the future.

Non-GAAP Financial Measures (unaudited)

Adjusted EBITDA and adjusted EBITDA margin

Adjusted EBITDA is a non-GAAP financial measure that we define as net loss before interest income, interest expense, income taxes, depreciation and amortization, and further adjusted for certain items that management believes are not indicative of our core operating performance, including site closure, refinancing, and other re-organization costs, legal and professional fees incurred on refinancing of the senior debt facility, receipt of an insurance claim, share-based compensation, management incentive plan expenses which are not expected to continue at the same level in future periods, impairment of non-core assets held for sale or gains from remeasurements from the change in fair value of the disposal group, one-off costs related to the IPO, costs incurred in relation to the development of an upgraded ERP system, and foreign currency gains and losses that relate to our external and intra-Group financing structure. Adjusted EBITDA margin is defined as adjusted EBITDA divided by revenue.

The following table reconciles net loss, the most directly comparable U.S. GAAP measure, to adjusted EBITDA and adjusted EBITDA margin for the periods presented:

	Three months ended		Six months ended
	June 28,	June 29,	June 28,	June 29,
(in $ millions)	2026	2025	2026	2025
Net loss	(131.1)	(49.4)	(178.5)	(102.5)
Interest income	(0.2)	(0.2)	(0.5)	(0.3)
Interest expense(1)	33.2	55.4	86.2	107.5
Income tax expense/(credit)	(13.3)	16.0	(9.0)	25.3
Depreciation and amortization	7.4	6.5	14.8	13.6
One-time costs related to the IPO	9.1	0.1	16.6	0.3
Share-based compensation	19.9	—	19.9	—
Long-term management incentive plan(2)	129.5	22.8	142.9	43.5
IT development project and others	2.1	1.1	2.1	1.9
Foreign currency gain, net	(8.8)	(12.9)	(6.6)	(20.9)
Reversal of write down of disposal group held for sale	—	(3.1)	—	(3.1)
Site closure and refinancing costs	(0.1)	1.4	—	1.4
Loss on disposal	0.1	—	—	—
Claims, settlements and litigation costs	—	(1.7)	—	(1.7)
Adjusted EBITDA	47.8	36.0	87.9	65.0
Revenue	268.7	200.9	505.3	389.0
Adjusted EBITDA margin	17.8%	17.9%	17.4%	16.7%
(1)	Includes $53.6 million and $70.6 million of interest in respect of the Shareholder PIK Loan in the six months ended June 28, 2026 and June 29, 2025, respectively, and $13.6 million and $34.6 million for the three months ended June 28, 2026 and June 29, 2025, respectively. The total outstanding principal balance was nil and $878 million, as of June 28 2026 and December 31, 2025, respectively. In December 2025, our shareholders unanimously consented to reduce the outstanding principal balance of the Shareholder PIK Loan by 85%, which became effective on March 19, 2026. Following completion of the IPO the Shareholder PIK Loan was repaid in full using a portion of the proceeds of the IPO.
(2)	Relates to the non-cash MIP expenses which will not be incurred going forward.

We present adjusted EBITDA and adjusted EBITDA margin as supplemental performance measures because we believe they facilitate operating performance comparisons from period to period and company to company by backing out potential differences caused by variations in capital structures (affecting interest expenses, net and foreign currency gains and losses, net), tax positions (such as the impact on periods or companies of changes in effective tax rates), non-cash charges resulting from depreciation of long-lived assets (affecting relative depreciation and amortization expense) and other items that are not representative of core operating performance or items that we do not expect to continue at the same level in future periods. We believe that adjusted EBITDA and adjusted EBITDA margin provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. Nevertheless, this information should be considered as supplemental in nature and is not meant as a substitute for net loss recognized in accordance with U.S. GAAP.

We understand that although adjusted EBITDA and adjusted EBITDA margin are frequently used by securities analysts, lenders and others in their evaluation of companies, adjusted EBITDA and adjusted EBITDA margin have limitations as an analytical tool and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP.

Free cash flow

Free Cash Flow is a non-GAAP financial measure that we define as net cash (used in)/from operating activities less purchases of property, plant and equipment. Management believes free cash flow provides useful supplemental information regarding the Company’s ability to generate cash after investments in property, plant and equipment that support ongoing operations.

The following table reconciles net cash used in/provided from operations, the most directly comparable U.S. GAAP measure, to free cash flow for the periods presented.

	Three months ended		Six months ended
	June 28,	June 29,	June 28,	June 29,
(in $ millions)	2026	2025	2026	2025
Net cash (used in)/from operating activities	(27.0)	0.1	(34.0)	21.5
Purchase of property, plant and equipment	(9.5)	(6.7)	(19.8)	(10.5)
Free cash flow	(36.5)	(6.6)	(53.8)	11.0

We present free cash flow as a supplemental performance measure because we believe that the investments in property, plant and equipment are necessary to maintain and expand the Group’s asset base, which will then generate future cash from operating activities. We believe that free cash flow provides useful information to investors and others in understanding and evaluating our operating results and cash generation in the same manner as our management and board of directors. Nevertheless, this information should be considered supplemental in nature and is not meant as a substitute for net cash (used in)/from operations or net cash used in investing activities, recognized in accordance with U.S. GAAP. We note that free cash flow does not include all mandatory cash outflows with other non-discretionary cash flows, such as the repayment of borrowings, not included as part of free cash flow.

We understand that although free cash flow is frequently used by securities analysts, lenders and others in their evaluation of companies, free cash flow has limitations as an analytical tool and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP.

Adjusted net income/loss

Adjusted net income is a non-GAAP financial measure that we define as net income/loss adjusted for certain items that management believes are not indicative of our core operating performance, including site closure, refinancing, and other re-organization costs, legal and professional fees incurred on refinancing of the senior debt facility, the loss on debt modification following the refinancing activity, receipt of an insurance claim, share-based compensation, management incentive plan expenses which are not expected to continue at the same level in future periods, impairment of non-core assets held for sale or gains from remeasurements from the change in fair value of the disposal group, one-off costs related to the IPO, costs incurred in relation to the development of an upgraded ERP system, foreign currency gains and losses that relate to our external and intra-Group financing structure, Shareholder PIK Loan interest expense and tax adjustments.

The following table reconciles net loss, the most directly comparable U.S. GAAP measure, to adjusted net loss for the periods presented:

	Three months ended		Six months ended
	June 28,	June 29,	June 28,	June 29,
(in $ millions)	2026	2025	2026	2025
Net loss	(131.1)	(49.4)	(178.5)	(102.5)
Site closure and refinancing costs	(0.1)	1.4	—	1.4
One-time costs related to the IPO	9.1	0.1	16.6	0.3
Claims, settlements and litigation costs	—	(1.7)	—	(1.7)
Long-term management incentive plan	129.5	22.8	142.9	43.5
IT development project and others	2.1	1.1	2.1	1.9
Share-Based Compensation	19.9	—	19.9	—
Reversal of write down of disposal group held for sale	—	(3.1)	—	(3.1)
Foreign currency gain, net	(8.8)	(12.9)	(6.6)	(20.9)
Shareholders PIK loan interest expense	13.5	35.3	53.6	71.4
Tax (credit)/charge relating to the above adjustments	(28.5)	(4.4)	(32.6)	(8.6)
Adjusted net income/(loss)	5.6	(10.8)	17.4	(18.3)
Weighted average number of ordinary shares outstanding (basic and diluted)	114,539,294	112,936,824	113,751,488	112,936,824
Adjusted EPS	0.05	(0.10)	0.15	(0.16)

We present adjusted net income/(loss) as a supplemental measure because we believe it provides information to management and investors about operating performance across reporting periods on a consistent basis by excluding items that are not representative of core operating performance or items that we do not expect to continue at the same level in future periods. Nevertheless, this information should be considered as supplemental in nature and is not meant as a substitute for net income/(loss) recognized in accordance with U.S. GAAP. We understand that although adjusted net income/(loss) is frequently used by securities analysts, lenders and others in their evaluation of companies, adjusted net income/(loss) has limitations as an analytical tool and you should not consider it in isolation, or as a substitute for analysis of our net income/(loss) as reported under U.S. GAAP. Limitations associated with using adjusted net income/(loss) include that there may be additional adjustments in future periods that may be excluded from the measure. Management believes it is appropriate to also consider net income/(loss) as the most comparable U.S. GAAP measure. Other companies, including companies in our industry, may calculate adjusted net income/(loss) differently or not at all, which reduces their usefulness as a comparative measure. You should consider adjusted net income/(loss) along with other financial performance measures, including net income/(loss), and our financial results presented in accordance with U.S. GAAP. We understand that although adjusted net income/(loss) are frequently used by securities analysts, lenders and others in their evaluation of companies, adjusted net income/(loss) have limitations as an analytical tool and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP.

Adjusted EPS

Adjusted earnings/(loss) per share is a non-GAAP financial measure that we define as loss per share adjusted for certain items that management believes are not indicative of our core operating performance, including site closure, refinancing, and other re-organization costs, legal and professional fees incurred on refinancing of the senior debt facility, the loss on debt modification following the refinancing activity, receipt of an insurance claim, share-based compensation, management incentive plan expenses which are not expected to continue at the same level in future periods, impairment of non-core assets held for sale or gains from remeasurements from the change in fair value of the disposal group, one-off costs related to the IPO, costs incurred in relation to the development of an upgraded ERP system, foreign currency gains and losses that relate to our external and intra-Group financing structure, Shareholder PIK loan interest expense and tax adjustments, all on a per share basis.

The following table reconciles loss per share, the most directly comparable U.S. GAAP measure, to adjusted earnings/(loss) per share for the periods presented:

	Three months ended		Six months ended
	June 28,	June 29,	June 28,	June 29,
	2026	2025	2026	2025
Loss per share	(1.14)	(0.44)	(1.57)	(0.91)
Site closure and refinancing costs	—	0.01	—	0.01
One-time costs related to the IPO	0.08	—	0.15	—
Claims, settlements and litigation costs	—	(0.02)	—	(0.01)
Long-term management incentive plan	1.13	0.20	1.26	0.39
IT development project and others	0.02	0.01	0.02	0.02
Share-Based Compensation	0.17	—	0.17	—
Reversal of write down of disposal group held for sale	—	(0.03)	—	(0.03)
Foreign currency gain, net	(0.08)	(0.10)	(0.06)	(0.18)
Shareholders PIK loan interest expense	0.12	0.31	0.47	0.63
Tax (credit)/charge relating to the above adjustments	(0.25)	(0.04)	(0.29)	(0.08)
Adjusted earnings/(loss) per share	0.05	(0.10)	0.15	(0.16)

We present adjusted earnings/(loss) per share as a supplemental measure because we believe it provides information to management and investors about operating performance across reporting periods on a consistent basis by excluding items that are not representative of core operating performance or items that we do not expect to continue at the same level in future periods. Nevertheless, this information should be considered as supplemental in nature and is not meant as a substitute for net loss per share recognized in accordance with U.S. GAAP. We understand that although adjusted earnings/(loss) per share is frequently used by securities analysts, lenders and others in their evaluation of companies, adjusted earnings/(loss) per share has limitations as an analytical tool and you should not consider it in isolation, or as a substitute for analysis of our net loss per share as reported under U.S. GAAP. Limitations associated with using adjusted earnings/(loss) per share include that there may be additional adjustments in future periods that may be excluded from the measure. Management believes it is appropriate to also consider net loss per share as the most comparable U.S. GAAP measure. Other companies, including companies in our industry, may calculate adjusted earnings/(loss) per share differently or not at all, which reduces their usefulness as a comparative measure. You should consider adjusted earnings/(loss) per share along with other financial performance measures, including net loss per share, and our financial results presented in accordance with U.S. GAAP. We understand that although adjusted earnings/(loss) per share are frequently used by securities analysts, lenders and others in their evaluation of companies, adjusted earnings/(loss) per share have limitations as an analytical tool and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP.

Adjusted Net Cash/(Debt)

Adjusted net cash/(debt) is a non-GAAP financial measure we define as the sum of borrowings, current and non-current, or total debt, less the carrying amount of shareholder loan facilities, and less cash and cash equivalents and restricted cash deposit. As of June 28, 2026, we have also adjusted net cash to reflect transactions related to the IPO that didn’t occur until post the period end date. These include the MIP payment and associated taxes that were crystalized as a result of the IPO and the Private Placements amounts net of underwriters discount that were paid or received respectively until after the period end date. Adjusted net cash/(debt) to adjusted EBITDA is defined as adjusted net cash/(debt) divided by adjusted EBITDA.

The following table reconciles total borrowings, the most directly comparable U.S. GAAP measure, to adjusted net cash/(debt) and transaction adjusted net cash/(debt) to adjusted net EBITDA for the periods presented:

	As of June 28,	As of December 31,
($ in millions)	2026	2025
Borrowings, current	(483.3)	(154.3)
Borrowings, non-current	(89.4)	(1,280.4)
Less: Shareholder PIK Loan	—	878.0
Less: Cash and cash equivalents and restricted cash deposit	846.4	32.1
Adjusted Net cash / (debt)	273.7	(524.6)

	Post close
Plus: MIP liability and associated tax	(210.9)	—
Less: Outstanding Private Placement net proceeds	55.4	—
Transaction adjusted net cash / (debt) (1)	118.2	(524.6)

Last 12 months adjusted EBITDA	160.3	138.3
Transaction adjusted net cash / (debt) to adjusted EBITDA	0.7	(3.8)
(1)	The timing of the IPO meant that fund flows relating to the MIP liability and outstanding Private Placements happened after June 28, 2026, but were contractual obligations at quarter end and are shown in the transaction adjusted net cash position as reference point to the go forward position. See footnote 13, Subsequent Events.

We present adjusted net cash/(debt) and adjusted net cash/(debt) to adjusted EBITDA as a supplemental measure because we believe it provides information to management and investors about our financial position. As at June 28, 2026 fund flows relating to the MIP liability and Private Placements had not completed.

We also present adjusted net cash/(debt) and adjusted net cash/(debt) to adjusted EBITDA as supplemental measures because we believe they are key indicators of our financial leverage and capital structure after all of the IPO related transactions had been settled, with two significant amounts occurring post the period end date given the close proximity of the IPO and that date. As at December 31, 2025, we also adjusted net cash/(debt) to exclude the Shareholder PIK Loan as it offered a clearer picture of our third parties debt obligations that are typically subject to significant cash interest amounts. The Shareholder PIK Loan ultimately being repaid using the proceeds from the IPO. Nevertheless, this information should be considered as supplemental in nature and is not meant as a substitute for borrowings, current and non-current recognized in accordance with U.S. GAAP.

Other companies, including companies in our industry, may calculate non-GAAP financial measures, such as adjusted EBITDA, adjusted EBITDA margin, adjusted net cash/(debt), adjusted net income/(loss), adjusted EPS, and free cash flow differently or not at all, which reduces their usefulness as a comparative measure. You should consider adjusted EBITDA, adjusted EBITDA margin, adjusted net cash/(debt), adjusted net cash/(debt) to adjusted EBITDA, adjusted net income/(loss) and adjusted EPS along with other financial performance measures, including net income/(loss), net cash from/(used) in operating activities and total borrowings and our financial results presented in accordance with U.S. GAAP.

Recently Adopted and Recently Issued Accounting Guidance

Other than as discussed in Note 2, “Basis of Presentation,” we did not adopt any other new accounting pronouncements during the three months ended June 28, 2026 that had a significant effect on our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. Many statements included in this report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology. Forward-looking statements include, but are not limited to, statements about: our market opportunity and the potential growth of the market; our strategy, outcomes, and growth prospects; trends in our industry and end markets; the competitive environment in which we operate; potential new products and product innovation; our expectations regarding future events, growth, expansion or performance, including demand for our products and third-party relationships; historical results that may suggest trends for our business; expectations of retaining and/or attracting new customers; expectations of beliefs regarding future events; and assumptions underlying any of the items mentioned herein. We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include: our failure to manage our growth effectively and our ability to achieve and maintain profitability; our ability to grow revenue and expand our market share across the Aerospace, IGT, and Transportation end markets; our ability to convert our firm order backlog into revenue at anticipated build rates, and the risk that customer program delays, design changes, or cancellations could result in orders not being converted at the times or volumes we currently expect; our ability to deliver incremental annual revenue in excess of projections from our signed strategic customer partnerships when operating at full run rate; our ability to expand and deepen our strategic customer partnerships with leading Aerospace and IGT OEMs, including the ability to secure additional partnerships beyond those already signed; our ability to renew, renegotiate, and maintain our long-term agreements with key customers on commercially acceptable terms as such agreements approach expiration; our ability to expand our capacity and bring new manufacturing capabilities online on time and on budget, including through capital investments funded in part by our OEM customers; our ability to achieve and sustain margin expansion through operating leverage, value-based pricing, and operational efficiency initiatives, and to approach the margins of our larger industry peers over time; our ability to manage costs associated with running our business, including costs required to manufacture our products and provide our services; our expectation that volume growth will generate operating leverage and that incremental revenue will convert to earnings at margin-accretive rates; our ability to grow aftermarket revenue in both our Aerospace and IGT end markets as the installed base of engines and turbines we serve expands; our ability to obtain, maintain, protect and enforce our intellectual property and similar proprietary rights; our ability to prevent system failures, cyberattacks, and security breaches that may threaten the integrity of our intellectual property, networks, products and other sensitive information, disrupt our business operations, and result in reputational harm and other negative consequences; our expectation that our Turbo Wheels business will continue to serve as a significant source of cash generation to fund investment across our Aerospace and IGT platforms; our ability to generate sufficient cash flow to fund continued organic investment and to pursue disciplined acquisitions that accelerate our strategy; our ability to identify, consummate, and successfully integrate potential acquisitions; our expectations regarding the growth of the Aerospace and IGT end markets and the demand super cycles we believe are driving those markets; our expectations regarding OEM production rates, aircraft delivery volumes, and electricity demand growth and their effect on demand for our products; our ability to attract, develop, and retain key management, engineering, and skilled manufacturing personnel necessary to execute our growth strategy and capacity expansion program; our ability to service and manage our indebtedness and maintain adequate liquidity; our expectations regarding the factors that will continue to affect our results of operations, including macroeconomic conditions, foreign currency fluctuations, inflationary pressures, supply chain disruptions, and movements in interest rates; our expectations regarding the use of the net proceeds from the IPO and the two concurrent private placements; our intention not to pay cash dividends on our ordinary shares for the foreseeable future; our estimated total addressable market across the Aerospace, IGT, and Transportation end markets; our inability to manage indebtedness, access additional financing sources, or maintain liquidity; our ability to manage the transition to being a publicly traded company, including the implementation of public company reporting, compliance and governance requirements, while simultaneously executing our strategic growth and capacity expansion program; and the other factors set forth under “Risk Factors” in the Prospectus.

In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this Quarterly Report on Form 10-Q may not occur.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company’s market risks are described more fully within the section titled “Quantitative and Qualitative Disclosures About Market Risk” in the Prospectus. These market risks have not materially changed for the three months ended June 28, 2026.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (the “Executives”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives.

As disclosed in the Company’s Registration Statement on Form S-1, as amended (File No. 333-296215), the Company has identified material weaknesses in its internal control over financial reporting. The material weaknesses will not be considered remediated until the applicable new or enhanced controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. The Company’s management, with the participation of the Executives, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. As remediation is not completed, the Executives concluded that the Company’s disclosure controls and procedures continue to be ineffective as of the end of the period covered by this report.

Management’s Remediation Plans

With the oversight of senior management and the Audit & Risk Committee of the Board of Directors, we have taken steps to enhance our internal control environment and plan to take additional steps to remediate the material weaknesses, enhance our U.S. GAAP-experienced personnel and strengthen other identified control points. Specifically:

●	we have and will continue to implement process changes and additional internal reporting and control procedures, including those designed to ensure appropriateness of revenue recognition at our manufacturing sites;
●	we have and will continue to strengthen automated controls within our information technology systems so that we may collect the necessary information to enable us to more effectively monitor and comply with applicable requirements on a timely basis;
●	we have engaged professional organizations with the required skills in the preparation of financial statements under U.S. GAAP to assist in the monitoring of our process changes and additional internal reporting procedures;
●	we have made and will make more personnel changes that will include the hiring of additional experienced senior operational and financial roles and we will continue to evaluate the structure of our operational and finance teams and add resources, personnel and training as needed;
●	we have and will continue to improve communication and coordination processes across our business and operations, including among our finance teams and record-keeping procedures and we have expanded cross-functional involvement and input across our teams; and
●	we are in the process of documenting, assessing and testing our internal control over financial reporting as part of our efforts to comply with Section 404 of the Sarbanes Oxley Act.

Changes in Internal Control over Financial Reporting

Except for the ongoing remediation efforts described above, there have been no changes in the Company’s internal control over financial reporting during the second quarter of 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART 2 – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be party to litigation or subject to claims incident to the ordinary course of business. We are not subject to any litigation the outcome of which would be reasonably expected to have a material adverse effect on our business, operating results or financial condition. For additional information, see “Note 12. Capital commitments and contingent liabilities” to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section titled “Risk Factors” in the Prospectus, which could materially affect our business, financial condition, and/or future results. The risks described in the Prospectus are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. There have been no material changes to the risk factors set forth in the Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Private Placements

Certain of our existing shareholders, including certain of our directors, severally and not jointly, purchased in a private placement concurrently with our IPO (the “Concurrent Private Placement”) approximately $69 million of ordinary shares. after underwriting discounts, at a price per share equal to our IPO price per share. Such existing shareholders received 2,083,593 of our ordinary shares in the Concurrent Private Placement. The sale of such shares was not registered under the Securities Act of 1933, as amended, or the Securities Act. The ordinary shares purchased in the Concurrent Private Placement are restricted securities and subject to the lock-up agreement each such shareholder signed with the underwriters.

Additionally, Qatar Investment Authority, or QIA, purchased ordinary shares from us in a private placement (the “QIA Private Placement”) approximately $72 million, after underwriting discounts. QIA received 2,272,727 of our ordinary shares in the QIA Private Placement. While the ordinary shares purchased by QIA in the QIA Private Placement are restricted securities under the Securities Act, and cannot be resold publicly without registration with the SEC or qualifying for an exemption from registration requirements, QIA has not entered into any lock-up agreements with the underwriters in this offering. Certain of the underwriters served as placement agents for the QIA Private Placement and received a placement agent fee equal to a percentage of the total purchase price of the private placement shares equal to approximately $3 million.

We relied on the exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D for both Private Placements, based on the following facts: the Private Placements did not involve any general solicitation or general advertising, were conducted with a limited number of sophisticated institutional investors, and each investor either had, or was introduced through placement agents that had, a substantive pre-existing relationship that was independent of the IPO marketing process; written offering materials provided in connection with the Private Placements were separate from and not used as part of the registration statement or other IPO marketing materials; and we had a reasonable belief that each investor in the Private Placements was an accredited investor. In addition, under Rule 152(a), we determined that the concurrent Private Placements and the registered IPO should not be integrated because the IPO complied with the registration requirements of the Securities Act and the Private Placements satisfied the conditions for the Section 4(a)(2) and Rule 506(b) exemptions, including the requirements in Rule 152(a)(1)(i) and (ii).

Use of Proceeds from Initial Public Offering

On June 24, 2026, our registration statement on Form S-1 (File No. 333-296215) filed with the SEC relating to our IPO was declared effective by the SEC. Also on June 24, 2026, our registration statement on Form S-1MEF (File No. 333-297014) filed with the SEC relating to our IPO became effective automatically upon filing. We refer to these registration statements as the “IPO Registration Statements.” Pursuant to the IPO Registration Statements, we registered an aggregate of 32,037,372 ordinary shares at a price to the public of $33.00 per ordinary share (for an aggregate offering price of approximately $1.1 billion). We received net proceeds of approximately $850 million, net of approximately $55.2 million of underwriting discounts and commissions and approximately $14 million of offering costs. Jefferies LLC and Morgan Stanley & Co., LLC acted as joint lead book-running managers and representatives of the underwriters. There has been no material change in the planned use of proceeds from that described in the Prospectus.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Securities Trading Plans of Directors or Executive Officers

(c) During the three months ended June 28, 2026, none of our officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

3.1*	Amended and Restated Memorandum of Articles of Association of DPC Holdings PLC

10.1

DPC Holdings PLC 2026 Equity Incentive Plan and UK Sub-Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S 8 filed with the SEC on June 25, 2026 (File No. 333-297021)).

10.2

DPC Holdings PLC 2026 Equity Incentive Plan Form of Option Award Agreement (incorporated by reference as Exhibit 10.9 to the Company’s Registration Statement on Form S-1/A filed with the SEC on June 15, 2026 (File No. 333-296215)).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Scheme

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Definition Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DPC HOLDINGS PLC
August 11, 2026	/s/ Michael Joseph Quinn
Michael Joseph Quinn
Chief Executive Officer and Executive Director

August 11, 2026	/s/ David John Egan
David John Egan
Chief Financial Officer and Executive Director
(Principal Financial Officer and Accounting Officer)