Form 10-Q
period 2026-09-27
DPC Holdings PLC
filed 2026-11-12
CIK 2107018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2026

or

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

As of November 2, 2026, the registrant had 149,393,016 ordinary shares, no par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DPC Holdings PLC

Condensed Consolidated Statements of Income (Loss) (Unaudited)

(in $ millions, except for loss per share and weighted-average shares outstanding)

	Three months ended		Nine months ended
	September 27,	September 28,	September 27,	September 28,
	2026	2025	2026	2025
Revenue	308.1	221.4	813.4	610.4
Cost of sales	(225.8)	(168.0)	(605.1)	(464.3)
Gross profit	82.3	53.4	208.3	146.1
Selling, general and administrative expenses	(49.9)	(50.4)	(284.3)	(137.1)
Interest expense	(24.0)	(56.5)	(110.2)	(164.0)
Interest income	1.6	0.6	2.1	0.9
Foreign currency (loss)/gain, net	(9.6)	(5.0)	(3.1)	15.9
(Write down)/reversal of write down of disposal group held for sale	(17.8)	(0.1)	(17.8)	3.0
Loss before income tax benefit/(expense)	(17.4)	(58.0)	(205.0)	(135.2)
Income tax benefit/(expense)	49.2	15.8	58.2	(9.5)
Net income/(loss)	31.8	(42.2)	(146.8)	(144.7)

Net earnings/(loss) per share
Basic	0.21	(0.37)	(1.17)	(1.28)
Diluted	0.21	(0.37)	(1.17)	(1.28)

Weighted-average shares outstanding
Basic	149,393,016	112,936,824	125,764,003	112,936,824
Diluted	149,704,556	112,936,824	125,764,003	112,936,824

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

DPC Holdings PLC

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(in $ millions)

	Three months ended		Nine months ended
	September 27,	September 28,	September 27,	September 28,
	2026	2025	2026	2025
Net income/(loss)	31.8	(42.2)	(146.8)	(144.7)
Other comprehensive income/(loss), net of tax:
Exchange gain/(loss) on translation of foreign operations (net of tax)	8.9	6.3	(2.7)	4.1
Total other comprehensive gain/(loss) for the period, net of tax	8.9	6.3	(2.7)	4.1
Total comprehensive gain/(loss) for the period, net of tax	40.7	(35.9)	(149.5)	(140.6)

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

DPC Holdings PLC

Condensed Consolidated Balance Sheets (Unaudited)

(in $ millions)

	As of September 27,	As of December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents (including restricted cash deposits)	277.1	32.1
Accounts receivables, less allowances for credit losses of $0 million and $0 million at September 27, 2026, and at December 31, 2025	216.1	155.8
Inventories	264.0	181.0
Prepayments and other current assets	52.9	41.7
Assets held for sale	7.1	20.2
Total current assets	817.2	430.8
Property, plant and equipment, net	238.1	221.3
Right-of-use assets, net	15.3	14.7
Deferred tax assets	110.7	44.1
Goodwill	77.1	78.3
Other intangible assets, net	86.6	95.5
Other noncurrent assets	8.0	10.4
Total assets	1,353.0	895.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, trade	138.7	105.6
Accrued expenses and other current liabilities	147.9	115.6
Liability for management incentive plan	—	132.0
Borrowings, current	29.8	154.3
Operating lease liabilities, current	4.3	2.0
Liabilities directly associated with the assets held for sale	12.8	5.9
Total current liabilities	333.5	515.4
Borrowings, non-current	55.8	1,280.4
Operating lease liabilities, non-current	11.3	13.7
Deferred tax liabilities	1.7	1.7
Pension liabilities, non-current	25.3	26.4
Deferred revenue	81.9	—
Other non-current liabilities	20.0	21.4
Total liabilities	529.5	1,859.0

Commitments and contingencies (refer to Note 12)
Shareholders’ equity/ (deficit):
Ordinary shares, nil par value 149,393,016 shares outstanding at September 27, 2026 and 112,936,824 at December 31, 2025;	1,132.0	—
Accumulated deficit	(1,082.9)	(936.3)
Additional paid in capital	804.7	—
Accumulated other comprehensive loss	(30.3)	(27.6)
Total shareholders’ equity/ (deficit)	823.5	(963.9)
Total liabilities and equity	1,353.0	895.1

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

DPC Holdings PLC

Condensed Consolidated Cash Flow Statements (Unaudited)

(in $ millions)

	Nine months ended
	September 27,	September 28,
	2026	2025
Cash flows from operating activities:
Net loss	(146.8)	(144.7)
Adjustments to reconcile net loss to net cash (used in)/from operating activities:
Depreciation of property, plant and equipment	14.5	13.6
Amortization of intangible assets and cloud computing arrangements	7.8	7.0
Loss on the sale of property, plant and equipment	0.1	—
Deferred income tax benefit	(68.4)	(8.9)
Operating lease expense	1.3	2.9
Foreign currency loss/(gain), net	3.1	(15.9)
Write down/(reversal of write down) of disposal group held for sale	17.8	(2.9)
Inventory provision	7.0	1.6
Management incentive plan	142.9	62.8
Cash payment of management incentive plan	(217.2)	—
Non-cash interest expense	71.4	125.3
Share-based compensation	30.3	—
Change in operating assets and liabilities:
Receivable, prepayments and other current assets	(64.3)	(54.6)
Inventories	(93.7)	(11.4)
Income tax receivable and payable	2.9	13.4
Payables, accrued expenses and other liabilities	78.9	49.2
Deferred revenue	93.1	—
Operating lease assets and liabilities	(1.4)	(2.9)
Net cash (used in)/from operating activities	(120.7)	34.5
Cash flows from investing activities:
Purchase of property, plant and equipment	(33.6)	(17.5)
Purchase of intangible assets	(0.7)	—
Net cash used in investing activities	(34.3)	(17.5)
Cash flows from financing activities:
Proceeds from borrowings	1,058.8	642.8
Repayment of borrowings	(1,718.9)	(637.5)
Net proceeds from initial public offering	1,062.4	—
Net cash provided by financing activities	402.3	5.3
Increase in cash and cash equivalents and restricted cash deposit	247.3	22.3
Effect of exchange rate fluctuations on cash and cash equivalents held	(2.3)	11.1
Cash and cash equivalents and restricted cash deposit at beginning of period	32.1	32.4
Cash and cash equivalents and restricted cash deposit at end of period	277.1	65.8
Reconciliation to consolidated balance sheet
Cash and cash equivalents	275.5	58.1
Restricted cash deposit	1.6	7.7
Total	277.1	65.8
Supplemental disclosures of cash flow information:
Income taxes paid	(7.3)	(5.4)
Interest paid	(36.8)	(37.1)
PIK Retirement	774.0	—

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

DPC Holdings PLC

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit) (Unaudited)

(in $ millions except for share data)

					Accumulated
			Additional		other
	Ordinary shares		paid in	Accumulated	comprehensive	Total
	Number of		capital	deficit	income/(loss)	equity
	Shares	$ millions	$ millions	$ millions	$ millions	$ millions
Balance as of December 31, 2025	112,936,824	—	—	(936.3)	(27.6)	(963.9)
Net loss	—	—	—	(47.3)	—	(47.3)
Capital contribution	—	—	774.4	—	—	774.4
Balance as of March 29, 2026	112,936,824	—	774.4	(983.6)	(27.6)	(236.8)
Net loss	—	—	—	(131.1)	—	(131.1)
Share issue	36,456,192	1,132.0	—	—	—	1,132.0
Share-based compensation	—	—	19.9	—	—	19.9
Currency translation adjustment	—	—	—	—	(11.6)	(11.6)
Balance as of June 28, 2026	149,393,016	1,132.0	794.3	(1,114.7)	(39.2)	772.4
Net income	—	—	—	31.8	—	31.8
Share-based compensation	—	—	10.4	—	—	10.4
Currency translation adjustment	—	—	—	—	8.9	8.9
Balance as of September 27, 2026	149,393,016	1,132.0	804.7	(1,082.9)	(30.3)	823.5

Balance as of December 31, 2024	112,936,824	—	—	(763.5)	(27.4)	(790.9)
Net loss	—	—	—	(53.3)	—	(53.3)
Currency translation adjustment	—	—	—	—	0.5	0.5
Balance as of March 30, 2025	112,936,824	—	—	(816.8)	(26.9)	(843.7)
Net loss	—	—	—	(49.4)	—	(49.4)
Currency translation adjustment	—	—	—	—	(2.7)	(2.7)
Balance as of June 29, 2025	112,936,824	—	—	(866.2)	(29.6)	(895.8)
Net loss	—	—	—	(42.2)	—	(42.2)
Currency translation adjustment	—	—	—	—	6.3	6.3
Balance as of September 28, 2025	112,936,824	—	—	(908.4)	(23.3)	(931.7)

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

DPC Holdings PLC

Notes to Unaudited Condensed Consolidated Financial Statements

($ Amounts in millions, unless otherwise indicated)

1.Nature of the business

DPC Holdings PLC, previously known as DPC Holdings Limited (the “Company”), is the ultimate holding company within the Doncasters Group which sells products under the “Doncasters” brand name. Doncasters is a vertically integrated manufacturer of high-quality engineered precision components for aeroengines, industrial gas turbines and other specialist high performance applications. Doncasters operates from fourteen principal manufacturing facilities across the UK, Europe, North America and Asia. The unaudited condensed consolidated financial statements for the three and nine-month periods ended September 27, 2026 and September 28, 2025 comprise the Company and its subsidiaries (together referred to as the “Group,” “we,” “us,” or “our” unless the context otherwise requires), after elimination of intercompany accounts and transactions.

2.Basis of presentation

The unaudited condensed consolidated financial statements should be read together with our audited financial statements and accompanying notes for year ended December 31, 2025, included in the Company’s Prospectus filed pursuant to Rule 424(b) under the Securities Act, as amended (the “Prospectus”), which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 26, 2026. The Prospectus was filed in connection with the Company’s initial public offering, of its shares on the New York Stock Exchange, which was completed on June 26, 2026 (the “IPO”). Immediately prior to the consummation of the IPO, the Company’s legal status changed from a Jersey private company to a Jersey public limited company and its name changed from DPC Holdings Limited to DPC Holdings PLC. The Group’s unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the SEC regarding interim financial reporting. As permitted under those rules, certain Notes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2025 included herein has been derived from the audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Group’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments which are necessary for a fair presentation of the Group’s financial information. The interim results of operations for the three and nine-month periods ended September 27, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other interim period or for any other future year. The Group prepares its interim financial information using a 4 4 5 reporting calendar, whereby each of the first three quarters comprises two four-week periods and one five-week period, with each quarter ending on the last Sunday of the relevant reporting period. The fourth quarter is aligned to the statutory year-end and therefore reflects the period to December 31. Accordingly, interim reporting periods do not correspond to calendar months, and year to date results for the interim periods are based on the 4 4 5 calendar, with the final quarter adjusting to align the full financial year with the calendar year-end. Any reference in these notes to the applicable guidance is meant to refer to authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

Recently adopted and recently issued accounting guidance

Accounting standards issued but not yet adopted

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU should be applied on a prospective basis and retrospective application is permitted. For public business entities, ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Group will apply the amendments in this ASU for the first time in the annual period ending December 31, 2026, under the non-public business entities adoption timeline available for emerging growth companies and is currently assessing the impact of the adoption of ASU 2023-09 on the consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this update require disclosure of specified information about certain costs and expenses. The guidance is effective for fiscal years beginning after December 15, 2026, on a prospective basis. Early adoption is permitted. The Group will apply the amendments in this ASU for the first time in the annual period ending December 31, 2027, under the non-public business entities adoption timeline available for emerging growth companies and is currently assessing the impact of the adoption of ASU 2024-03 on the consolidated financial statements.

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

Revenue is disaggregated by diversified end-use markets and by geographical locations based on the location of the customers.

The following table disaggregates revenue by geographic location served.

	Three months ended		Nine months ended
	September 27,	September 28,	September 27,	September 28,
(in $ millions)	2026	2025	2026	2025
Rest of Europe	109.7	98.2	291.7	240.0
United States of America	120.4	73.9	322.7	209.1
Rest of the World	62.3	38.9	155.3	131.9
United Kingdom	15.7	10.4	43.7	29.4
Third-party revenue	308.1	221.4	813.4	610.4

The following table disaggregates revenue by end market served.

	Three months ended		Nine months ended
	September 27,	September 28,	September 27,	September 28,
(in $ millions)	2026	2025	2026	2025
Aerospace	109.1	75.1	315.3	216.3
IGT	144.3	100.9	343.9	248.9
Transportation	54.7	45.4	154.2	145.2
Third-party revenue	308.1	221.4	813.4	610.4

The following table contains a roll forward of deferred revenue for the year to September 27, 2026 and year ended December 31, 2025.

	Nine months ended	Year ended
Deferred revenue	September 27,	December 31,
(in $ millions)	2026	2025
Beginning balance, January 1	13.8	4.0
Revenue (cash) received in advance	100.2	12.5
Less: revenue recognized	(6.3)	(2.7)
Ending balance	107.7	13.8

Cash received in advance includes $98.0 million relating to capacity reservation fees from specific customers received during the nine months ended September 27, 2026 (Year ended December 31, 2025: $10.1 million). Of the total deferred revenue balance at September 27, 2026, $25.8 million is recognized within other current liabilities (December 31, 2025: $13.8 million).

As of September 27, 2026, the Company has remaining performance obligations of $199.1 million associated with long-term capacity reservation arrangements with customers. Under these arrangements, the Company has committed to reserve and prioritize production capacity over the contractual term in consideration for the capacity arrangement fees. Revenue is recognized ratably over time, as the stand-ready capacity reservation service is provided. The Company expects to recognize the remaining transaction price allocated to the remaining performance obligation on a straight-line basis through to September 2036.

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

Engine Products - North America. The Engine Products - North America segment comprises of the sites Groton, Oxford, Springfield, Unipol Mexico, Long Beach and our greenfield superalloy facility in Auburn, Alabama, which is under construction. The segment manufactures complex, highly engineered precision cast components and superalloys which are primarily used in the Aerospace end market with some elements of IGT.

Turbo Wheels. Whilst the other two operating segments are formed based on geographical location of the sites, this segment is based on the market served, i.e. automotive. The Turbo Wheels segment manufactures turbocharger wheels and other precision components for commercial vehicle and passenger car turbo engines, focusing on enhancing engine efficiency and performance. The Turbo Wheels segment comprises of the sites Trucast UK, Trucast US, Uni-Pol China, Uni-Pol India and Ivostud (all locations).

The measure of profit and loss that is used by the CODM to evaluate the performance of these operating segments is Segment Adjusted EBITDA. The CODM uses Segment Adjusted EBITDA to evaluate each segment’s performance and allocate resources as it provides insight on segment profitability, operational effectiveness, and supports the CODM in monitoring the impact of strategic initiatives such as pricing adjustments, cost management, capital investments and capacity utilization. This measure is predominantly used in the annual budget and forecasting process, where the CODM considers Segment Adjusted EBITDA trends and variances to guide capital expenditure decisions, allocate personnel, and deploy other operational resources across the segments to drive overall company growth and profitability.

Segment results include any support function costs that are directly attributable to the relevant segment and exclude any central support costs that are not directly attributable and are shown as a reconciling item. Central costs are shown separately from the segments as these costs cannot be allocated to individual segments. Transactions between operating segments are accounted for under the same basis as other independent third-party transactions.

The following tables provide segment revenue and segment performance measure by each reportable segment for the periods presented:

		Engine
	Engine	Products -
	Products -	North	Turbo
(in $ millions)	Europe	America	Wheels	Total
Three months ended September 27, 2026:
Third party revenue – consolidated	157.5	100.0	50.6	308.1
Inter-segment sales	—	0.6	0.3	0.9
Gross segment revenue	157.5	100.6	50.9	309.0
Adjusted cost of sales(1)	(109.3)	(68.5)	(43.3)
Adjusted selling, general and administrative expenses(1)	(6.7)	(3.7)	(3.7)
Other segment items(2)	(3.8)	(4.8)	(1.4)
Segment adjusted EBITDA	37.7	23.6	2.5	63.8

Three months ended September 28, 2025:
Third party revenue – consolidated	106.9	69.0	45.5	221.4
Inter-segment sales	—	4.4	—	4.4
Gross segment revenue	106.9	73.4	45.5	225.8
Adjusted cost of sales(1)	(73.3)	(56.1)	(37.6)
Adjusted selling, general and administrative expenses(1)	(4.9)	(3.4)	(4.1)
Other segment items(2)	(2.9)	(3.6)	(0.7)
Segment adjusted EBITDA	25.8	10.3	3.1	39.2

		Engine
	Engine	Products -
	Products -	North	Turbo
(in $ millions)	Europe	America	Wheels	Total
Nine months ended September 27, 2026:
Third party revenue – consolidated	384.4	284.8	144.2	813.4
Inter-segment sales	—	0.4	0.4	0.8
Gross segment revenue	384.4	285.2	144.6	814.2
Adjusted cost of sales(1)	(266.0)	(197.0)	(122.3)
Adjusted selling, general and administrative expenses(1)	(17.0)	(10.2)	(13.1)
Other segment items(2)	(10.7)	(12.5)	(3.4)
Segment adjusted EBITDA	90.7	65.5	5.8	162.0

Nine months ended September 28, 2025:
Third party revenue – consolidated	269.6	201.0	139.8	610.4
Inter-segment sales	—	13.8	—	13.8
Gross segment revenue	269.6	214.8	139.8	624.2
Adjusted cost of sales(1)	(188.4)	(157.7)	(116.7)
Adjusted selling, general and administrative expenses(1)	(12.7)	(9.4)	(11.7)
Other segment items(2)	(8.4)	(9.9)	(1.6)
Segment adjusted EBITDA	60.1	37.8	9.8	107.7
(1)	Cost of sales and selling, general and administrative expenses have been adjusted to exclude depreciation and amortization, restructure and other reorganization costs, claims, settlements and litigation costs, and the long-term management incentive plan. The adjusted cost of sales includes adjustments for inter-segment sales.
(2)	Other segment items includes research and development costs, and corporate expense recharges.

The following table reconciles Total Segment Adjusted EBITDA to Net income/(loss) for the periods presented.

	Three months ended		Nine months ended
	September 27,	September 28,	September 27,	September 28,
(in $ millions)	2026	2025	2026	2025
Segment adjusted EBITDA	63.8	39.2	162.0	107.7
Unallocated corporate expenses	(5.6)	(1.8)	(15.9)	(5.3)
One-time costs related to the IPO	(5.7)	(4.8)	(22.3)	(5.1)
Long-term management incentive plan	—	(21.3)	(142.9)	(64.8)
IT development project & others	(2.1)	(1.2)	(4.2)	(3.1)
Share-based compensation	(10.4)	—	(30.3)	—
Foreign currency (loss)/gain, net	(9.6)	(5.0)	(3.1)	15.9
(Write down)/reversal of write down of disposal group held for sale	(17.8)	(0.1)	(17.8)	3.0
Site closure and refinancing costs	—	0.8	—	(0.6)
Loss on disposal	(0.1)	—	(0.1)	—
Claims, settlements and litigation costs	—	(0.9)	—	0.8
Interest expense(1)	(24.0)	(56.5)	(110.2)	(164.0)
Interest income	1.6	0.6	2.1	0.9
Depreciation and amortization	(7.5)	(7.0)	(22.3)	(20.6)
Income tax credit/(expense)	49.2	15.8	58.2	(9.5)
Net income/(loss)	31.8	(42.2)	(146.8)	(144.7)
(1)	Interest expense includes Shareholder PIK Loan interest of $0 million and $39.5 million for the three months ended September 27, 2026, and September 28, 2025, respectively, and $52.8 million and $110.9 million for the nine months ended September 27, 2026, and September 28, 2025, respectively. Interest expense also includes loss on extinguishment of debt of approximately $21.5 million for the three months ended September 27, 2026.

The following tables provide additional data for depreciation and amortization, consolidated long lived assets and consolidated assets.

	Three months ended		Nine months ended
	September 27,	September 28,	September 27,	September 28,
(in $ millions)	2026	2025	2026	2025
Depreciation and amortization:
Engine Products - Europe	(3.7)	(3.4)	(10.8)	(9.0)
Engine Products - North America	(2.2)	(2.2)	(6.8)	(4.7)
Turbo Wheels	(1.4)	(1.4)	(4.2)	(3.9)
Unallocated	(0.2)	—	(0.5)	(3.0)
Consolidated depreciation and amortization	(7.5)	(7.0)	(22.3)	(20.6)

	Nine months ended	Year ended
	September 27,	December 31,
	2026	2025
Additions to long-lived assets(1):
Engine Products - Europe	21.7	17.9
Engine Products - North America	10.9	12.0
Turbo Wheels	1.1	0.7
Unallocated	0.4	—
Additions to consolidated long-lived assets	34.1	30.6
(1)	Long lived assets include property, plant, and equipment, and right-of-use lease assets.

	As of	As of
	September 27,	December 31,
	2026	2025
Total assets:
Engine Products - Europe	510.7	430.2
Engine Products - North America	275.7	200.0
Turbo Wheels	219.9	217.8
Unallocated(1)	346.7	47.1
Consolidated total assets	1,353.0	895.1
(1)	Unallocated assets include cash & cash equivalents of $246.1 million (2025: $14.8 million), which are held at Group level.

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

The Company’s effective tax rate (“ETR”) inclusive of discrete tax items recognized during the period, was 28.4% for the nine months ended September 27, 2026, compared with (7.3)% for the nine months ended September 28, 2025. For the third quarters of 2026 and 2025, the Company’s ETR inclusive of discrete tax items was 282.7% and 26.6% respectively.

For the nine months ended September 27, 2026, and September 28, 2025, the Company’s effective tax rate was primarily impacted by (i) changes in valuation allowances in the United Kingdom and Ivostud Germany and (ii) non-deductible interest expense and other non-deductible expenses in the United Kingdom. In particular, the effective tax rate for the third quarter of 2026 was significantly impacted by the release of certain United Kingdom valuation allowances as a result of increased forecast taxable income following the IPO, driven primarily by repayment of debt in the quarter and the associated reduction in interest expense. See Note 8 for further information. This represented $47.0 million of the total tax benefit for the quarter of $49.2 million.

The Company expects to realize the deferred tax assets associated with the UK interest disallowances and tax losses within 5 years through the generation of future taxable income and utilization of available tax attributes.

The year-over-year change in the effective tax rate was also attributable to changes in the geographic mix of pre-tax earnings, particularly impacted by the recognition of PIK debt forgiveness in the first quarter of 2026 and costs resulting from the IPO, and the subsequent repayment in full of the Shareholder PIK loan and settlement of the Term loan in the following quarters which altered the distribution of earnings and losses across tax jurisdictions.

The Company may settle certain tax examinations for different amounts than the Company has accrued as uncertain tax benefits. Consequently, the Company may need to accrue and ultimately pay additional amounts or pay lower amounts than previously estimated and accrued when positions are settled in the future. For the nine months ended September 27, 2026, and September 28, 2025, the Company’s liability for uncertain tax benefits decreased by $1.7 million and $0.4 million respectively (excluding interest and penalties and related tax attributes). For the three months ended September 27, 2026, and September 28, 2025, unrecognized tax benefits decreased by $0.1 million and increased by $0.7 million, respectively (excluding interest and penalties and related tax attributes).

6.Earnings/(loss) per share (basic and diluted)

	Three months ended		Nine months ended
	September 27,	September 28,	September 27,	September 28,
(in $ millions, except for share and per share data)	2026	2025	2026	2025
Basic and diluted net earnings/(loss) per common share:
Net income/(loss)	31.8	(42.2)	(146.8)	(144.7)
Weighted average number of ordinary shares outstanding (basic)	149,393,016	112,936,824	125,764,003	112,936,824
Weighted average number of ordinary shares outstanding (diluted)	149,704,556	112,936,824	125,764,003	112,936,824
Net earnings/(loss) per share (basic)	0.21	(0.37)	(1.17)	(1.28)
Net earnings/(loss) per share (diluted)	0.21	(0.37)	(1.17)	(1.28)

Basic earnings per share (EPS) is calculated by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, converted or otherwise resulted in the issuance of common shares, to the extent such securities are dilutive.

The following table presents the reconciliation of the weighted-average common shares used in the computation of basic and diluted EPS for the three and nine months ended September 27, 2026 and 2025:

	Three months ended		Nine months ended
	September 27,	September 28,	September 27,	September 28,
Reconciliation of Basic and Diluted Weighted-Average Shares	2026	2025	2026	2025
Weighted average number of ordinary shares outstanding (basic)	149,393,016	112,936,824	125,764,003	112,936,824
Incremental shares from stock options	311,540	—	—	—
Weighted average number of ordinary shares outstanding (diluted)	149,704,556	112,936,824	125,764,003	112,936,824

The dilutive effect of stock options was calculated using the treasury stock method. Options that were antidilutive for the periods presented were excluded from the computation of diluted EPS.

In periods in which the Company reported a net loss, potentially dilutive share options were excluded from the calculation of diluted loss per share because their inclusion would have been antidilutive.

7.Inventories

Inventories consisted of the following components at September 27, 2026, and December 31, 2025:

	As of	As of
	September 27,	December 31,
(in $ millions)	2026	2025
Raw materials and supplies	91.5	52.1
Work in process	118.1	90.7
Finished products	41.9	30.3
Right of return assets	24.5	12.9
Subtotal	276.0	186.0
Less: Allowance for excess inventory	(12.0)	(5.0)
Total inventories, net	264.0	181.0

The net expense related to excess inventory impairment was $1.2 million for the three months ended September 27, 2026, and a net credit of $1.9 million for the three months ended September 28, 2025, and a net expense of $7.0 million and $1.6 million for the nine months ended September 27, 2026, and September 28, 2025, respectively, and these are included in “Cost of sales” in the Group’s consolidated statements of income (loss).

8.Borrowings

Currency, $ millions	Category	Floating	Fixed	Total
As of September 27, 2026
Multi-currency	Revolving credit facility	49.7	—	49.7
	Other loans	13.3	22.6	35.9
Total Borrowings		63.0	22.6	85.6
Of which:
Current		13.3	16.5	29.8
Non-current		49.7	6.1	55.8
As of December 31, 2025
US$	Term loan	517.2	—	517.2
	Shareholder PIK Loan	—	878.0	878.0
Multi-currency	Revolving credit facility	1.0	—	1.0
	Other loans	11.3	27.2	38.5
Total Borrowings		529.5	905.2	1,434.7
Of which:
Current		14.3	140.0	154.3
Non-current		515.2	765.2	1,280.4

Future principal repayments of the Group’s borrowings are as follows as of September 27, 2026, and December 31, 2025:

		Shareholder	Revolving Credit
(in $ millions)	Term Loan	PIK Loan	Facility	Other loans
As of September 27, 2026:
3 months ended December 31, 2026	—	—	—	24.0
Year ended December 31, 2027	—	—	—	5.6
Year ended December 31, 2028	—	—	—	6.0
Year ended December 31, 2029	—	—	53.3	0.3
Year ended December 31, 2030	—	—	—	—
Thereafter	—	—	—	—
Total before unamortized discount and issuance costs	—	—	53.3	35.9
Less: unamortized discount and issuance costs	—	—	(3.6)	—
Total borrowings	—	—	49.7	35.9
As of December 31, 2025:
Year ended December 31, 2026	—	131.0	—	23.5
Year ended December 31, 2027	—	—	1.0	6.0
Year ended December 31, 2028	—	747.0	—	5.0
Year ended December 31, 2029	—	—	—	2.0
Year ended December 31, 2030	517.2	—	—	2.0
Thereafter	—	—	—	—
Total before unamortized discount and issuance costs	517.2	878.0	1.0	38.5
Less: unamortized discount and issuance costs	—	—	—	—
Total borrowings	517.2	878.0	1.0	38.5

The following table presents the total interest expense related to the Group’s borrowings during the three and nine months ended September 27, 2026, and September 28, 2025:

	Three months ended		Nine months ended
	September 27,	September 28,	September 27,	September 28,
(in $ millions)	2026	2025	2026	2025
Contractual interest expense	(23.9)	(56.5)	(110.1)	(164.0)
Amortization of debt issuance costs	(0.1)	—	(0.1)	—
Total interest expense	(24.0)	(56.5)	(110.2)	(164.0)

Shareholder PIK loan

On December 2, 2025, the Company’s shareholders unanimously consented to reduce the outstanding principal balance of the payment-in-kind loan facility with a syndicate of financial institutions entered into on March 6, 2020 (as amended and/or amended and restated from time to time, the “Shareholder PIK Loan”) by 85%, which became effective on March 19, 2026 (the “PIK Retirement”).

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

As of September 27, 2026, the balance on the Shareholder PIK Loan was $nil.

Term loan

In April 2024, the Company entered into a six-year, senior secured term note loan facility with a syndicate of financial institutions, which was subsequently amended in April 2025 (as amended, the “Term Loan”). The maturity date of the Term Loan was April 23, 2030. The interest on the outstanding principal balance of the Term Loan was payable quarterly and accrued at a variable rate based on Secured Overnight Financing Rate (“SOFR”) plus a 6.5% margin. The Term Loan was secured by our property, plant and equipment and the obligations are guaranteed by certain of our subsidiaries.

As of December 31, 2025, the outstanding balance was $517.2 million, and the effective interest rate was 10.8%.

On June 29, 2026, the Company used a portion of the net proceeds received from the IPO to repay a portion of the outstanding principal and interest balance under the Term Loan. As a result of this repayment, the outstanding borrowings under the Term Loan were reduced by approximately $460 million. The remaining loan balance of approximately $78 million was repaid on September 3, 2026. Following the September repayment, the Term loan was fully settled, and the Company was released from its obligation under the loan agreement. A loss on extinguishment of the debt of approximately $21.5 million, including the write-off of unamortized debt issuance costs, was recognized in the period.

As of September 27, 2026, the balance on the Term Loan was $nil.

Revolving credit facility

In March 2020, the Company entered a seven-year senior secured asset backed lending facility with Wells Fargo, which was subsequently amended in August 2022 (as amended, the “ABL Facility”), which provided for a maximum borrowing capacity of up to £90.0 million and was primarily intended to provide for our working capital needs. Interest on the outstanding borrowings under the ABL Facility was payable monthly and accrued at a variable rate based on the Sterling Overnight Index Average/SOFR or Euro Interbank Offered Rate/EURIBOR plus 3.0% and required a commitment fee of 0.9% per annum on the unused portion of the facility. The ABL Facility was secured by the Company’s accounts receivable, and inventory and the obligations were guaranteed by certain of the Company’s subsidiaries.

As of December 31, 2025, the outstanding balance under the ABL Facility was $1 million and the effective interest rates ranged from 5.30% – 7.30% for the year ended December 31, 2025.

On September 3, 2026, the Company settled and terminated the ABL facility.

On September 3, 2026, the Company and certain of its subsidiaries, Doncasters Limited and Doncasters Inc., (together, the “Borrowers”), entered into a senior, unsecured revolving credit facility, with a consortium of lenders, which provides for a maximum borrowing capacity of up to $325  million, plus an uncommitted accordion facility of up to  $150 million. The contractual maturity date is September 3, 2029, subject to two one-year extension options, which do not require lender consent. Interest on the outstanding borrowings is payable monthly and accrues at a variable rate based on the currency of the borrowing being either Secured Overnight Financing Rate (“SOFR”) for US dollar loans, Sterling Overnight Index Average (“SONIA”) for sterling loans, or Euro Interbank Offered Rate (“EURIBOR) for Euro loans, plus a spread of 1.25%-2.35% based on the Company’s total net leverage ratio. The commitment fee for unused amounts ranges from 0.25%-0.375% p.a. based on the Company’s total net leverage ratio. The Revolving Credit Facility includes a swingline sub-facility that allows borrowers to request U.S. Dollar loans of up to an aggregate of $50 million, subject to each swingline lender’s individual swingline commitment. The Revolving Credit Facility also includes a letter of credit sub-facility that permits the borrowers to request letters of credit in multiple currencies up to a sub-cap of $50 million. The obligation is guaranteed by certain of the Company’s subsidiaries. As of September 27, 2026, the outstanding balance on the Revolving Credit Facility was $49.7 million, and the effective interest rates ranged from 3.476%-4.98%. The Credit Agreement contains customary affirmative, negative, and financial covenants for an unsecured investment grade revolving credit facility, including reporting requirements, limitations on indebtedness, liens certain mergers and asset sales, and changes in business. The Credit Agreement also includes customary events of default, including non-payment, covenant breaches, cross-default, insolvency events, and change of control events.

At September 27, 2026, the Company had other loans of $35.9 million, as compared to $38.5 million at December 31, 2025. These consist of a number of working capital and term loan facilities in India and China and some equipment financing in the United States and the United Kingdom.

At September 27, 2026, the Company had cash and cash equivalents of $275.5 million, as compared to $32.1 million at December 31, 2025, and $1.6 million in restricted cash deposits as compared to $0 million at December 31, 2025.

9.Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following components at September 27, 2026, and December 31, 2025:

	As of	As of
	September 27,	December 31,
(in $millions)	2026	2025
Accrued expenses	58.3	60.9
Deferred revenue	25.8	13.8
Social security and sundry taxes	(0.2)	14.8
Other payables and provisions	16.7	—
Income taxes payable	14.1	9.1
Refund liability	33.2	17.0
Total accrued expenses and other current liabilities	147.9	115.6

10.Management Incentive Plan – related party transaction

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

The Company’s IPO on June 26, 2026, triggered the payout of the MIP in full. The actual liability was calculated based on the IPO share price multiplied by the number of shares outstanding prior to the IPO with this amount applied to the varying percentages and thresholds discussed above. The total liability in respect of the MIP realized at the date of the IPO was $210.9 million and has been paid in full in the three months ending September 27, 2026. The payment recognized on the cashflow statement represents the liability net of social security and sundry taxes and amounts that were reinvested in the Company’s shares by the participants through the IPO. All of the shares purchased with the reinvested amounts are subject to lock-up agreements restricting their sale for 180 days from June 24, 2026.

The total liability in respect of the MIP as of December 31, 2025, was $146 million, of which $132 million was separately presented on the consolidated balance sheet, and $14 million was recognized in accrued expenses and other current liabilities related to social security and sundry taxes. The amount of the expected liability as at December 31, 2025, was calculated by estimating the enterprise value (“EV”) of the Company based on applying an EV/EBITDA multiple to the Group’s estimated EBITDA for the 12 months prior to an assumed exit date. The resulting future MIP value was then discounted to the present value on December 31, 2025, using a 25% required rate of return. As at December 31, 2025, 100% of the maximum MIP value had been awarded to 9 participants.

Eight participants in the MIP also each had a fractional shareholding in the Company, the ultimate parent undertaking. At the date of MIP settlement, those directors and key management personnel of the Group (two of whom are non-executive directors) controlled 1.8% of the voting shares of the Company, the ultimate parent undertaking, with some shareholdings owned through companies. See Note 13 for further information.

11.Disposal group held for sale

During 2024, the Group’s management committed to a plan to sell its Ivostud business, as part of a strategic initiative. Consequently, as at December 31, 2024, the assets and liabilities associated with the Ivostud business were reclassified as a disposal group held for sale. At the date of classification as a disposal group held for sale, management reviewed the carrying amount of the investment to the fair value less costs to sell, where fair value less costs to sell was determined primarily based on the expected transaction price contemplated under the letter of intent from a committed buyer, and concluded that an impairment should be taken in the amount of $9 million. The impairment charge was recognized in the condensed consolidated statements of income (loss), in the three months ending December 31, 2024. Subsequently, in the twelve months ended December 31, 2025, the Group recognized a gain of $5 million on remeasurement from the change in fair value of the disposal group.

While the sale did not close within twelve months of the original date of classification, the Group continued sale negotiations with one committed buyer throughout the period ended June 28, 2026.

During the three months ended September 27, 2026, the Group appointed a third-party adviser to undertake a sell-side process to facilitate and accelerate the transaction. On October 9, 2026, the Group entered into a definitive agreement with a new buyer to sell the Ivostud business for notional consideration, with the buyer assuming all liabilities associated with the business. As part of the transaction, the Group agreed to pay the buyer a cash contribution of approximately €5 million upon closing. The transaction was completed on October 23, 2026.

As a consequence of both the definitive sale agreement and the completed transaction the Group has reviewed the valuation of the disposal group, as of September 27, 2026. At September 27, 2026, the disposal group had assets with a carrying value of approximately $22.9 million and liabilities of approximately $7.1 million, before impairment. The disposal group was measured at the lower of its carrying value or fair value less costs to sell and, in determining the fair value less costs to sell, the Company considered the terms of the sale agreement, including the cash contribution to be made by the Group upon closing. Accordingly, the Group recognized an impairment charge of $17.8 million for the three and nine months ended September 27, 2026, in addition to the $4.0 million impairment recognized in prior periods. The impairment charge includes the write-down of the disposal group to its estimated fair value less costs to sell and the related cumulative translation adjustment associated with the disposal group. The cumulative translation adjustment is not included in the determination of fair value less costs to sell. The impairment charge is disclosed in the condensed consolidated statements of income (loss).

Of the total impairment of $21.8 million, approximately $7.2 million has been recognized against Property, plant and equipment, $8.7 million against Inventories and $5.9 million within Other liabilities.

The major classes of assets and liabilities classified as held for sale as of September 27, 2026, and December 31, 2025, are as follows:

	As of	As of
	September 27,	December 31,
	2026	2025
Property, plant and equipment	—	2.4
Inventories	0.4	10.8
Trade and other receivables	4.5	4.4
Cash and cash equivalents	2.2	2.6
Assets held for sale	7.1	20.2
Trade and other payables	(4.9)	(3.3)
Operating lease liabilities	(0.4)	(0.6)
Other liabilities	(6.6)	(1.1)
Pension liabilities	(0.9)	(0.9)
Liabilities associated with assets held for sale	(12.8)	(5.9)

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

12.Capital commitments and contingent liabilities

Commitments

As of September 27, 2026, and December 31, 2025, there were $62.4 million and $52.5 million, respectively, unspent committed capital expenditure mainly related to Plant, machinery and equipment. Of the commitments at September 27, 2026, $31.2 million relates to an expansion project in DPC Bochum.

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

13.Share-based payments

The Company accounts for share-based payments in accordance with ASC 718, Compensation - Stock Compensation. Share-based compensation cost is measured based on the grant-date fair value of awards and recognized over the requisite service period. For awards that vest immediately upon grant, compensation expense is recognized on the grant date. The Company accounts for forfeitures as they occur.

For the period ended September 27, 2026, the Company’s share-based compensation programs consist of:

1.	Matching grant awards granted to certain employees and directors;
2.	IPO options granted in connection with the Company’s initial public offering; and
3.	MIP Recognition options granted under the Company’s ongoing long-term incentive arrangements.

The Company did not grant any share-based awards and had no share-based compensation arrangements outstanding during the nine months ended September 28, 2025. Accordingly, all share-based compensation activity and related disclosures presented in this note relate to awards granted during the three and nine months ended September 27, 2026.

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

The Company recognized share-based compensation expense related to these Matching Grant Shares of $nil during the three months ended September 27, 2026 and $1.9 million for the nine months ended September 27, 2026.

IPO grants

In connection with the closing of the IPO, the Company granted 6,249,995 options (the “IPO Grants”) to employees as part of its ongoing long-term incentive compensation program. The IPO Grants were granted in five tranches and have an exercise price of $33.00, $36.30, $39.93, $43.92 or $48.31 per share. These five tranches typically vest ratably over a five-year service period and expire either seven years or ten years from the date of grant.

The grant-date fair value of the IPO Grants was estimated using the Black-Scholes option-pricing model.

The Company recognized share-based compensation expense related to these options of $10.4 million for the three months ended September 27, 2026, and $10.9 million for the nine months ended September 27, 2026. The total unrecognized compensation expense associated with nonvested IPO Grants was $79.4 million. The weighted-average period over which such compensation cost is expected to be recognized is 3.0 years.

Weighted Average
	Shares	Exercise Price
Outstanding at June 25, 2026	—	—
Granted – IPO Grants	6,249,995	$40.29
Exercised	—	—
Forfeited/Cancelled	—	—
Outstanding at September 27, 2026	6,249,995	$40.29
Exercisable at September 27, 2026	—	—

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

The Company recognized share-based compensation expense related to these special options of $nil during the three months ended September 27, 2026 and $17.5 million during the nine months ended September 27, 2026.

Additional option information

Period ended September 27, 2026	Amount
Aggregate intrinsic value of options exercised during 2026	—

The aggregate intrinsic value represents the difference between the market value of the Company’s ordinary shares and the exercise price of in-the-money options.

IPO grants outstanding and exercisable

		Weighted-Average	Weighted-Average	Aggregate
		Exercise	Remaining Contractual	Intrinsic Value
As of September 27, 2026	Shares	Price	Life (Years)	($m)
Outstanding	6,249,995	$40.29	8.8	$17.3
Exercisable	—	—	—	—

Fair value assumptions

The weighted-average assumptions used in estimating the fair value of options granted during 2026 were as follows:

	MIP Recognition	IPO Grants	IPO Grants
Assumption	Grants	(Ireland)	(UK & US)
Share price at grant date	$33.00	$33.00	$33.00
Exercise price	$33.00	$33.00 - $48.31	$33.00 - $48.31
Expected term (years)	3.5 – 5.0	4.0 – 6.0	5.5 – 7.5
Expected volatility	45.0%	45.0%	45.0%
Risk-free interest rate	4.2% - 4.3%	4.2 – 4.3%	4.3% – 4.4%
Expected dividend yield	0.0%	0.0%	0.0%
Fair value per option	$12.43 - $14.91	$12.63 - $13.30	$14.80 - $15.62

Valuation methodology

Matching share grants

The fair value of Matching Share Grants was based on the quoted market price of the Company’s ordinary shares on the grant date and adjusted for the impact of the post-vesting transfer restriction. Management applied a discount for lack of marketability of approximately 9.0% to reflect the restriction period.

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

Share-based compensation expense

The following table presents share-based compensation expense recognized in the Company’s condensed consolidated statements of income during the three and nine months ended September 27, 2026:

Three months ended September, 27, 2026:

	Matching Share		MIP Recognition
(in $ millions)	Grants	IPO Grants	Grants	Total
Cost of sales	—	—	—	—
Selling, general and administrative expense	—	10.4	—	10.4
Total share-based compensation expense	—	10.4	—	10.4

Nine months ended September, 27, 2026:

	Matching Share	MIP Recognition
(in $millions)	Grants	IPO Grants	Grants	Total
Cost of sales	—	—	—	—
Selling, general and administrative expense	1.9	10.9	17.5	30.3
Total share-based compensation expense	1.9	10.9	17.5	30.3

14.Subsequent events

On October 23, 2026, the Company disposed of its Ivostud business to Lenbach Equity Opportunities III. GmbH & Co. KG, a private equity fund advised by DUBAG Group. As of September 27, 2026, the assets and liabilities associated with the Ivostud business were classified as a disposal group held for sale. The execution of the definitive sale agreement subsequent to the reporting date has impacted the value of net assets and liabilities recognized in the consolidated financial statements as of September 27, 2026, and the impairment loss recorded in the period (see Note 11 for further information).

On August 17, 2026, the Company entered into an agreement to acquire a 50% stake in Montana Precision Products LLC (“MPP”), an established joint venture with Unison Industries LLC, a GE Aerospace company, as the continuing partner.

Founded in 2012 and based in Butte, Montana, MPP is an AS9100D certified aerospace manufacturing facility producing small structural castings and tube and duct assemblies for aerospace applications, including supporting GE Aerospace engine platforms.

Completion of the transaction occurred on October 30, 2026, following receipt of CFIUS clearance. The Company paid the acquisition cost of approximately $73 million from cash on hand. The Company acquired a controlling interest and will consolidate MPP on a 100% basis from the date of completion.

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

Overview

We are a leading independent manufacturer of complex, highly engineered precision cast components and nickel- and cobalt-based superalloys serving primarily the high growth Aerospace and IGT end markets, both of which are experiencing long-term structural demand growth. Our products are manufactured to precise dimensional accuracy. We believe we are one of a limited number of companies worldwide with the cutting-edge engineering, chemistry and metallurgy expertise, along with the large-scale specialized casting equipment required to manufacture these mission-critical parts under strict environmental controls for the most demanding applications within our end markets. Through decades of operations, we have developed deep engineering expertise, technical know-how, and a collaborative, customer-centric culture that provides solutions to our original equipment manufacturer (“OEM”) customers’ most complex casting challenges. Our capabilities and operational expertise complement our advanced manufacturing assets, leading to best-in-class quality assurance processes that allow us to deliver reliable performance at scale.

Our operations consist of three reportable segments, Engine Products — Europe, Engine Products — North America and Turbo Wheels, and we maintain 14 principal facilities, with a greenfield superalloy facility development and divestment of 3 Ivostud facilities upon disposal of the Ivostud group. For the three months ended September 27, 2026 our revenue was $308.1 million, net income was $31.8 million, adjusted EBITDA was $58.2 million (with an adjusted EBITDA margin of 18.9%) and capital expenditures were $13.8 million. For the three months ended September 27, 2026, the combined revenue for Engine Products, Europe and North America, was $257.5 million and adjusted EBITDA was $61.3 million. For the three months ended September 27, 2026, the Aerospace and IGT end markets represented 35.4% and 46.8% of our revenue, respectively. For the nine months ended September 27, 2026, our revenue was $813.4 million, net loss was $146.8 million, adjusted EBITDA was $146.1 million (with an adjusted EBITDA margin of 18.0%) including the impact of 60bps margin dilution from metal cost inflation pass-through, and capital expenditures were $33.6 million. For the nine months ended September 27, 2026, the combined revenue for Engine Products, Europe and North America, was $669.2 million and adjusted EBITDA was $156.2 million. For the nine months ended September 27, 2026, the Aerospace and IGT end markets represented 38.8% and 42.3% of our revenue, respectively.

For a discussion of the use of adjusted EBITDA and adjusted EBITDA margin, and a reconciliation to the most directly comparable U.S. GAAP measures, see “Non-GAAP Financial Measures” below.

In 2026, as compared to 2025, demand continues to grow in the Aerospace and IGT markets. Both end markets are supported by highly attractive, long-term structural growth drivers, and are currently experiencing powerful demand, creating a very strong long-term growth environment for our business. In the Aerospace end market, rising global air travel, fuel efficiency prioritization, lagging aircraft deliveries, and aging fleets are driving multi-year demand for our engine components and other structural castings. In September 2026, GE Aerospace announced that it had agreed to acquire Consolidated Precision Products, Corp., or CPP, one of our three most prominent direct competitors. In the IGT end market, increasing global electricity demand that current grid infrastructure cannot maintain is enhancing the demand for natural gas turbines and our IGT parts. These secular tailwinds are driving significant demand with major OEMs as customer order backlogs currently extend well into the 2030s. However, these conditions are subject to change as a result of decreases in global air travel, aircraft delivery schedule shifts, changes in grid infrastructure investment, OEM production rate adjustments, and broader macroeconomic developments, any of which could cause our recent financial performance not to be necessarily indicative of future operating results or financial condition.

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

Recent Developments

MPP 50% Stake Acquisition

We completed the acquisition of a 50% stake in Montana Precision Products LLC, or MPP, an established joint venture with Unison Industries LLC, or Unison, a GE Aerospace company, as the continuing partner. We acquired the stake for cash and the transaction is expected to be earnings accretive within the first year. GE Aerospace, through Unison, plans to continue to be a key strategic partner and customer of MPP, and we look forward to working together to further develop the business.

Founded in 2012 and based in Butte, Montana, MPP is an AS9100D certified aerospace manufacturing facility producing small structural castings and tube and duct assemblies for aerospace applications including supporting GE Aerospace engine platforms. Working with Unison, Doncasters plans to support MPP with its specialist technical expertise and advanced foundry capabilities, helping drive future growth.

Strategic Partnership Agreements

During the third quarter of 2026, we signed our fifth strategic customer partnership, our largest to date, further strengthening our long-term relationships and earnings visibility with key Original Equipment Manufacturers (OEMs) across both the Aerospace and Industrial Gas Turbine markets.

We entered into a minimum 10 year contract (with extension provisions) with an IGT OEM from September 1, 2026, for a defined portfolio of gas turbine blades and vanes each year. The portfolio includes some of largest and most complex DS/SX IGT blade and vane castings in the world. To support the new contract, we plan to increase capacity at our facility in Bochum, Germany, with the customer contributing approximately 80% of the total capital cost of the project with the remainder being funded by Doncasters. The partnership is expected to deliver over $100 million of incremental revenue at full run rate by 2030/31.

Re-financing

During the three months ended September 27, 2026, the Company re-financed its debt facilities.

On September 3, 2026, the Company and certain of its subsidiaries, Doncasters Limited and Doncasters Inc., (together, the “Borrowers”), entered into a senior, unsecured revolving credit facility, with a consortium of lenders, which provides for a maximum borrowing capacity of up to $325 million, plus an uncommitted accordion facility of up to $150 million. The contractual maturity date is September 3, 2029, subject to two one-year extension options, which do not require lender consent.

The ABL Facility was repaid in full and terminated on September 3, 2026.

On June 29, 2026, the Company used a portion of the net proceeds received from the IPO to repay a portion of the outstanding principal and interest balance under the Term Loan. As a result of this repayment, the outstanding borrowings under the Term Loan were reduced by approximately $460 million. The remaining loan balance of approximately $78 million was repaid on September 3, 2026. Following this repayment, the Term Loan was fully settled, and the Company was released from its obligation under the Term Loan.

Ivostud Disposal

On October 23, 2026, the Company disposed of its Ivostud business to Lenbach Equity Opportunities III. GmbH & Co. KG, a private equity fund advised by DUBAG Group.

Results of Operations

Three months ended September 27, 2026, compared with three months ended September 28, 2025

The following table summarizes our results of operations for the three months ended September 27, 2026, and September 28, 2025. This information should be read together with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. For a discussion of results by segment, see “Segment Information” below.

	Three months ended		Change
	September 27,	September 28,
(in $ million except percentages)	2026	2025	$ millions	%
Revenue	308.1	221.4	86.7	39.2%
Cost of sales	(225.8)	(168.0)	(57.8)	(34.4)%
Gross profit	82.3	53.4	28.9	54.1%
Selling, general and administrative expenses	(49.9)	(50.4)	0.5	1.0%
Interest expense	(24.0)	(56.5)	32.5	57.5%
Interest income	1.6	0.6	1.0	166.7%
Foreign currency loss, net	(9.6)	(5.0)	(4.6)	(92.0)%
Write down of disposal group held for sale	(17.8)	(0.1)	(17.7)	n/m(1)%
Loss before income tax	(17.4)	(58.0)	40.6	70.0%
Income tax benefit	49.2	15.8	33.4	211.4%
Net income/(loss)	31.8	(42.2)	74.0	175.4%

(1)not meaningful

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

We generated revenue of $308.1 million for the three months ended September 27, 2026, compared to revenue of $221.4 million for the three months ended September 28, 2025, representing an increase of $86.7 million or 39.2%. The following table sets forth the end market breakdown of revenue for the three months ended September 27, 2026, and September 28, 2025:

	Three months ended
	September 27,	September 28,
(in $ millions)	2026	2025
Aerospace	109.1	75.1
IGT	144.3	100.9
Transportation	54.7	45.4
Third-party revenue	308.1	221.4

The principal drivers behind the increase in revenue to aerospace and IGT were higher volumes driven by stronger customer demand, strategic pricing initiatives and the impact of metal cost inflation pass-through. For transportation, the increase was driven predominantly through higher volume. Revenue also benefited across the end markets from $14.3 million of metal cost inflation pass-through to customers in the three months ended September 27, 2026.

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

Cost of sales for the three months ended September 27, 2026, increased by $57.8 million, or 34.4%, to $225.8 million compared to $168.0 million for the three months ended September 28, 2025. The increase in cost of sales for the three months ended September 27, 2026, is primarily attributable to increases in volume of parts sold into the Aerospace and IGT end markets, as well as the impact of metal cost inflation.

Gross profit

Gross profit for the three months ended September 27, 2026, increased by $28.9 million, or 54.1%, to $82.3 million compared to $53.4 million for the three months ended September 28, 2025. The increase was due to increases in output and metal cost inflation which drove the revenue growth and improved operational efficiencies which meant that costs increased to a lesser extent than revenue.

Selling, general and administrative expenses

Selling, general and administrative, or SG&A, expense primarily consists of expenses related to the employment costs of the Company’s management and other non-production individuals at the manufacturing facilities, along with the general costs of support functions such as finance, accounting, legal, information technology and human resources. Selling, general and administrative expenses were $49.9 million in the three months ended September 27, 2026, compared to $50.4 million for the three months ended September 28, 2025, representing a decrease of 1.0%. The prior year comparative includes expenses in relation to the long-term management incentive plan of $21.5 million, which was fully settled in July 2026 and is therefore not included in the three months ended September 27, 2026. The three months ended September 27, 2026, include share based compensation expense of $10.4 million which was not included in the three months ended September 28, 2025.

Interest expense, net

Interest expense, net for the three months ended September 27, 2026, was $22.4 million, compared to $55.9 million for the three months ended September 28, 2025. The three months ended September 27, 2026, included a non-cash loss on extinguishment of the Term Loan of $21.5m. Cash interest paid during the quarter was $1.1 million. The overall reduction in the net interest expense reflects the impact of the PIK Retirement on June 26, 2026, and the repayment of the Term Loan following the IPO.

See Note 8 to the Consolidated Financial Statements in Part I, Item 1 of this Form 10 - Q for additional detail related to the Company’s borrowings.

Foreign currency gain/(loss), net

We recorded a foreign currency loss, net, of $9.6 million for the three months ended September 27, 2026, as compared to a foreign currency loss, net of $5.0 million for the three months ended September 28, 2025. Foreign currency gains and losses are recognized in respect of our external and intra-Group financing structure. The loss for the three months ended September 27, 2026, related to the movement in the foreign exchange rate between USD and GBP.

Write down of disposal group held for sale

We recorded a write down of $17.8 million of the disposal group held for sale for the three months ended September 27, 2026, as compared to a $0.1 million write down for the three months ended September 28, 2025. This represents the impact of the write down of the net assets of the Ivostud business to fair value less costs to sell.

See Note 11 to the Consolidated Financial Statements in Part I, Item 1 of this Form 10 - Q for additional detail related to the write down of the Company’s disposal group held for sale.

Income tax benefit

We recorded an income tax benefit of $49.2 million for the three months ended September 27, 2026, compared to an income tax benefit of $15.8 million for the three months ended September 28, 2025. The increase in the three months ended September 27, 2026, compared to the three months ended September 28, 2025 is primarily attributable to the impact of the release of certain United Kingdom valuation allowances as a result of increased forecast taxable income following the IPO.

Net income/(loss)

Net income was $31.8 million, or $0.21 per share, for the three months ended September 27, 2026, compared to a net loss of $42.2 million, or $(0.37) per share, for the three months ended September 28, 2025. The increase of $74.0 million in the third quarter of 2026 was primarily due to the improvement in gross profit and the income tax benefit.

Nine months ended September 27, 2026, compared with nine months ended September 28, 2025

The following table summarizes our results of operations for the nine months ended September 27, 2026, and September 28, 2025. This information should be read together with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. For a discussion of results by segment, see “Segment Information” below.

	Nine months ended		Change
	September 27,	September 28,
(in $ millions except percentages)	2026	2025	$ millions	%
Revenue	813.4	610.4	203.0	33.3%
Cost of sales	(605.1)	(464.3)	(140.8)	(30.3)%
Gross profit	208.3	146.1	62.2	42.6%
Selling, general and administrative expenses	(284.3)	(137.1)	(147.2)	(107.4)%
Interest expense	(110.2)	(164.0)	53.8	32.8%
Interest income	2.1	0.9	1.2	133.3%
Foreign currency (loss)/gain, net	(3.1)	15.9	(19.0)	(119.5)%
(Write down)/reversal of write down of disposal group held for sale	(17.8)	3.0	(20.8)	n/m(1)%
Loss before income tax	(205.0)	(135.2)	(69.8)	(51.6)%
Income tax benefit/(expense)	58.2	(9.5)	67.7	712.6%
Net loss	(146.8)	(144.7)	(2.1)	(1.5)%
(1)	not meaningful

Revenue

Sources of Revenue.

We generated revenue of $813.4 million for the nine months ended September 27, 2026, compared to revenue of $610.4 million for the nine months ended September 28, 2025, representing an increase of $203.0 million or 33.3%. The following table sets forth the end market breakdown of revenue for the nine months ended September 27, 2026, and September 28, 2025:

	Nine months ended
	September 27,	September 28,
(in $ millions)	2026	2025
Aerospace	315.3	216.3
IGT	343.9	248.9
Transportation	154.2	145.2
Third-party revenue	813.4	610.4

The principal drivers behind the increase in revenue to aerospace and IGT were higher volumes driven by stronger customer demand, strategic pricing initiatives and the impact of metal cost inflation pass-through. For transportation, the increase was driven predominantly through higher volume. Revenue also benefited across the end markets from $27.7 million of metal cost inflation pass-through in the nine months ended September 27, 2026.

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

Cost of sales for the nine months ended September 27, 2026, increased by $140.8 million, or 30.3%, to $605.1 million compared to $464.3 million for the nine months ended September 28, 2025. The increase in cost of sales for the nine months ended September 27, 2026, is primarily attributable to increases in volume of parts sold into the Aerospace and IGT end markets, as well as the impact of metal cost inflation.

Gross Profit

Gross profit for the nine months ended September 27, 2026, increased by $62.2 million, or 42.6%, to $208.3 million compared to $146.1 million for the nine months ended September 28, 2025. The $62.2 increase was due to increases in output and pricing which drove the revenue growth, together with metal cost inflation pass-through.

Selling, general and administrative expenses

Selling, general and administrative expenses were $284.3 million for the nine months ended September 27, 2026, compared to $137.1 million for the nine months ended September 28, 2025, representing an increase of $147.2 million. The increase was due primarily to additional one-off expenses relating to the MIP and non-cash share-based payments compensation recognized.

Interest expense, net

Interest expense, net for the nine months ended September 27, 2026, was $108.1 million, compared to $163.1 million for the nine months ended September 28, 2025. This was primarily due to the 85% reduction in the principal balance and subsequent repayment in full of the Shareholder PIK Loan together with the repayment of the Term Loan following the IPO, resulting in lower interest charged.

Foreign currency gain/(loss), net

We recorded a foreign currency loss, net of $3.1 million for the nine months ended September 27, 2026, as compared to a foreign currency gain, net of $15.9 million for the nine months ended September 28, 2025. Foreign currency gains and losses are recognized in respect of our external and intra-Group financing structure. The net movement for the nine months ended September 27, 2026, related to the movement in the foreign exchange rate between USD and GBP and the impact of restructuring of the intra-Group financing structure in the final quarter of 2025.

Write down of disposal group held for sale

We recorded a write down of $17.8 million of the disposal group held for sale for the nine months ended September 27, 2026, as compared to a $3.0 million reversal of the write down for the nine months ended September 28, 2025. The charge for the nine months ended September 27, 2026, represents the impact of the write down of the net assets of the Ivostud business to fair value less costs to sell. The prior year reversal was primarily attributable to an underlying change in the net asset values following an inter-company loan restructuring exercise.

See Note 11 to the Consolidated Financial Statements in Part I, Item 1 of this Form 10 - Q for additional detail related to the write down of the Company’s disposal group held for sale.

Income tax expense

We recorded an income tax benefit of $58.2 million for the nine months ended September 27, 2026, compared to an income tax expense of $9.5 million for the nine months ended September 28, 2025. The benefit in the nine months ended September 27, 2026, compared to the expense in the nine months ended September 28, 2025, is primarily attributable to the impact of changes in valuation allowances in the United Kingdom and Ivostud Germany, non-deductible interest expense and other non-deductible expenses in the United Kingdom. In particular, the effective tax rate for the third quarter of 2026 was significantly impacted by the release of certain United Kingdom valuation allowances as a result of increased forecast taxable income following the IPO, driven primarily by repayment of debt in the quarter and the associated reduction in interest expense. See Note 8 for further information. This represented $47.0 million of the total tax benefit for the quarter of $49.2 million.

The Company expects to realize the deferred tax assets associated with the UK interest disallowances and tax losses within 5 years through the generation of future taxable income and utilization of available tax attributes.

The year-over-year change in the effective tax rate was also attributable to changes in the geographic mix of pre-tax earnings, particularly impacted by the recognition of PIK debt forgiveness in the first quarter of 2026 and costs resulting from the IPO, and the subsequent repayment in full of the PIK debt and settlement of the Term loan in the following quarters which altered the distribution of earnings and losses across tax jurisdictions.

Net loss

Net loss was $146.8 million, or $(1.17) per share, in nine months ended September 27, 2026, compared to a net loss of $144.7 million, or $(1.28) per share, for the nine months ended September 28, 2025. The increase of $2.1 million in the nine months ended September 27, 2026, was impacted significantly by one-off costs in respect of the IPO, including the MIP settlement, and the impairment of the Asset held for Sale, despite the impact of improved trading performance and income tax benefit.

Segment Information

Our three reportable segments are: Engine Products – Europe, Engine Products - North America, and Turbo Wheels. The Group has concluded that their operating segments are consistent with their reportable segments.

Engine Products - Europe

The Engine Products - Europe segment predominantly serves the IGT end market and is vertically integrated through superalloy production at our R&C Sheffield, UK and Bochum, Germany, and casting facilities at Deritend, UK, Bochum, Germany, and Chard, UK.

Engine Products - North America

The Engine Products - North America segment predominantly serves the Aerospace end market and it is vertically integrated through its superalloy production facility at our Long Beach facility, which we expect to be further strengthened with our greenfield superalloy facility in Auburn, Alabama, and aerospace casting facilities in Groton, Connecticut, Springfield, Massachusetts, and Oxford, Alabama in the United States, and Mexicali, Mexico.

Turbo Wheels

Our Turbo Wheels segment serves the passenger, commercial, and off-highway vehicle end markets with casting facilities in India, China, the United States, and the UK. This segment procures alloys required for its production externally.

The following table sets forth our end markets and key products and components:

Engine products		Turbo Wheels
Aerospace	Industrial Gas Turbines	Transportation
Engine Structural Castings	Turbine Airfoils (Blades and Vanes)	Hot-side turbo wheels

Turbine Airfoils (Blades and Vanes)	Combustion Heat Tiles & Near Flow Path Seals

Torque Bars	Structural Castings

VIM Superalloys	VIM Superalloys

Engine Products – Europe

	Three months ended		Nine months ended
	September 27,	September 28,	September 27,	September 28,
(in $ millions)	2026	2025	2026	2025
Third-party revenue	157.5	106.9	384.4	269.6
Inter-segment sales	—	—	—	—
Gross segment revenue	157.5	106.9	384.4	269.6
Adjusted cost of sales(1)	(109.3)	(73.3)	(266.0)	(188.4)
Adjusted selling, general and administrative expenses(1)	(6.7)	(4.9)	(17.0)	(12.7)
Other segment items(2)	(3.8)	(2.9)	(10.7)	(8.4)
Segment adjusted EBITDA(3)	37.7	25.8	90.7	60.1
Segment adjusted EBITDA margin(3)	23.9%	24.1%	23.6%	22.3%
(1)	Cost of sales and selling, general and administrative expenses have been adjusted to exclude depreciation and amortization, restructure and other reorganization costs, claims, settlements and litigation costs, and the long-term management incentive plan. The adjusted cost of sales includes adjustments for inter-segment sales.
(2)	Other segment items including research and development costs, and corporate expense recharges.
(3)	Segment adjusted EBITDA margin is the quotient of Segment adjusted EBITDA divided by Gross segment revenue. Segment adjusted EBITDA margin is calculated based on the exact segment adjusted EBITDA and gross segment revenue and therefore may not calculate the same based off the rounded figures presented above.

Gross segment revenue for the Engine Products - Europe segment increased $50.6 million, or 47.3%, in the three months ended September 27, 2026 compared to the three months ended September 28, 2025, and increased $114.8 million, or 42.6%, in the nine months ended September 27, 2026, compared to the nine months ended September 28, 2025, in each case, due to output increase linked to the strong end market, including OEM build rates, cost price inflation pass-through and value-based pricing. Adjusted cost of sales in both the three and nine months ended September 27, 2026, increased broadly in proportion to the increase in revenue compared to the three and nine months ended September 28, 2025, reflecting the pass-through of $13.3 million and $25.7 million of higher metal costs for the three and nine months ended September 27, 2026, offset by the operating leverage benefit of higher revenue.

The increase in sales has dropped through to segment adjusted EBITDA at 23.5% in the third quarter of 2026, and 26.7% in the nine months ended September 27, 2026. This resulted in a decrease in segment adjusted EBITDA margin of 20 basis points in the third quarter 2026 compared to the third quarter 2025, predominantly driven by dilution from higher metal cost inflation pass-through. In the nine months ended September 27, 2026, compared to the nine months ended September 28, 2025, the EBITDA margin increased 130 basis points.

Capital expenditure is expected to increase through 2027 and 2028, with additional investments in capacity expansions to accommodate increased customer demand and delivery of three strategic IGT customer partnership agreements across both Germany and the United Kingdom.

Engine Products - North America

	Three months ended		Nine months ended
	September 27,	September 28,	September 27,	September 28,
(in $ millions)	2026	2025	2026	2025
Third-party revenue	100.0	69.0	284.8	201.0
Inter-segment sales	0.6	4.4	0.4	13.8
Gross segment revenue	100.6	73.4	285.2	214.8
Adjusted cost of sales(1)	(68.5)	(56.1)	(197.0)	(157.7)
Adjusted selling, general and administrative expenses(1)	(3.7)	(3.4)	(10.2)	(9.4)
Other segment items(2)	(4.8)	(3.6)	(12.5)	(9.9)
Segment adjusted EBITDA(3)	23.6	10.3	65.5	37.8
Segment adjusted EBITDA margin(3)	23.5%	14.0%	23.0%	17.6%
(1)	Cost of sales and selling, general and administrative expenses have been adjusted to exclude depreciation and amortization, restructure and other reorganization costs, claims, settlements and litigation costs, and the long-term management incentive plan. The adjusted cost of sales includes adjustments for inter-segment sales.
(2)	Other segment items including research and development costs, and corporate expense recharges.
(3)	Segment adjusted EBITDA margin is the quotient of Segment adjusted EBITDA divided by Gross segment revenue. Segment adjusted EBITDA margin is calculated based on the exact segment adjusted EBITDA and gross segment revenue and therefore may not calculate the same based off the rounded figures presented above.

Gross segment revenue for the Engine Products - North America segment increased $27.2 million, or 37.1%, in the third quarter of 2026 compared to the third quarter of 2025, and increased $70.4 million, or 32.8%, in the nine months ended September 27, 2026, compared to the nine months ended September 28, 2025, in each case, primarily attributable to increased output following investments in capacity increases. Our facility in Groton, CT, is benefiting from higher production output driven by the installation of new capital equipment. Strong growth in the commercial and defense aerospace and gas turbine markets has driven increased output and pricing. Adjusted cost of sales for Engine Products – North America in both the three and nine months ended September 27, 2026, increased at a lower rate than the increase in revenue compared to the three and nine months ended September 28, 2025, reflecting the operational leverage benefit of the revenue increase.

The increase in sales has dropped through to segment adjusted EBITDA at 48.9% in the third quarter of 2026, and 39.3% in the nine months ended September 27, 2026. This resulted in an increase in segment adjusted EBITDA margin of 950 basis points in the third quarter 2026 compared to the third quarter 2025, and an increase of 540 basis points in the nine months ended September 27, 2026, compared to the nine months ended September 28, 2025.

Segment adjusted EBITDA was $23.6 million, up 129.1% year over year, driven by operating leverage from volume growth and value-based pricing.

Capital expenditure increased versus the prior year, due to capacity expansion investments to support market growth and our two Aero Customer Strategic Partnerships including initial equipment deposits for our greenfield superalloy facility in Alabama.

Turbo Wheels

	Three months ended		Nine months ended
	September 27,	September 28,	September 27,	September 28,
(in $ millions)	2026	2025	2026	2025
Third-party revenue	50.6	45.5	144.2	139.8
Inter-segment sales	0.3	—	0.4	—
Gross segment revenue	50.9	45.5	144.6	139.8
Adjusted cost of sales(1)	(43.3)	(37.6)	(122.3)	(116.7)
Adjusted selling, general and administrative expenses(1)	(3.7)	(4.1)	(13.1)	(11.7)
Other segment items(2)	(1.4)	(0.7)	(3.4)	(1.6)
Segment adjusted EBITDA(3)	2.5	3.1	5.8	9.8
Segment adjusted EBITDA margin(3)	4.9%	6.8%	4.0%	7.0%
(1)	Cost of sales and selling, general and administrative expenses have been adjusted to exclude depreciation and amortization, restructure and other reorganization costs, claims, settlements and litigation costs, and the long-term management incentive plan. The adjusted cost of sales includes adjustments for inter-segment sales.
(2)	Other segment items including research and development costs, and corporate expense recharges.
(3)	Segment adjusted EBITDA margin is the quotient of Segment adjusted EBITDA divided by Gross segment revenue. Segment adjusted EBITDA margin is calculated based on the exact segment adjusted EBITDA and gross segment revenue and therefore may not calculate the same based off the rounded figures presented above.

Gross revenue for the Turbo Wheels segment increased $5.4 million, or 11.9%, in the three months ending September 27, 2026, compared with the three months ending September 28, 2025. Excluding Ivostud (business held for sale), revenue grew $7.4 million, or 20.2%. The majority of this growth came from new auto contracts won in 2024 ramping up in 2026. Growth in Asia & Americas, supported by power generation, and commercial vehicle applications, offset a flat turbocharger market in Europe.

Gross segment revenue increased $4.8 million or 3.4% in the nine months ending September 27, 2026, compared to the nine months ending September 28, 2025. Excluding Ivostud, revenue grew 10.1%.

Adjusted EBITDA for the Turbo Wheels segment decreased $0.6 million, or 19.4%, in the three months ending September 27, 2026, compared to the three months ended September 28, 2025. Excluding Ivostud, adjusted EBITDA increased by $0.5 million, or 12.4% in the three months driven by drop-through from higher revenue and improved operational performance.

Adjusted EBITDA decreased $4.0 million, or 40.8% in the nine months ending September 27, 2026, compared to the nine months ending September 28, 2025. Excluding Ivostud, adjusted EBITDA decreased by $0.6 million, or 5.2% in the nine months ending September 27, 2026.

Segment adjusted EBITDA margin decreased 190 basis points in the three months ending September 27, 2026, compared to the three months ending September 28, 2025. It decreased 300 basis points in the nine months to September 27, 2026, compared to the nine months ending September 28, 2025. Excluding Ivostud, segment adjusted EBITDA margin was 10.2% in the three months ending September 27, 2026, a decrease of 70 basis points compared to the third quarter of 2025.

The following table reconciles Total Segment Adjusted EBITDA to Net income/(loss) for the periods presented.

	Three months ended		Nine months ended
	September 27,	September 28,	September 27,	September 28,
(in $ millions)	2026	2025	2026	2025
Segment adjusted EBITDA	63.8	39.2	162.0	107.7
Unallocated corporate expenses	(5.6)	(1.8)	(15.9)	(5.3)
One-time costs related to the IPO	(5.7)	(4.8)	(22.3)	(5.1)
Long-term management incentive plan	—	(21.3)	(142.9)	(64.8)
IT development project & others	(2.1)	(1.2)	(4.2)	(3.1)
Share-based compensation	(10.4)	—	(30.3)	—
Foreign currency (loss)/gain, net	(9.6)	(5.0)	(3.1)	15.9
(Write down)/reversal of write down of disposal group held for sale	(17.8)	(0.1)	(17.8)	3.0
Site closure and refinancing costs	—	0.8	—	(0.6)
Loss on disposal	(0.1)	—	(0.1)	—
Claims, settlements and litigation costs	—	(0.9)	—	0.8
Interest expense(1)	(24.0)	(56.5)	(110.2)	(164.0)
Interest income	1.6	0.6	2.1	0.9
Depreciation and amortization	(7.5)	(7.0)	(22.3)	(20.6)
Income tax benefit/(expense)	49.2	15.8	58.2	(9.5)
Net income/(loss)	31.8	(42.2)	(146.8)	(144.7)
(1)	Interest expense includes Shareholder PIK Loan interest of $0 million and $39.5 million for the three months ended September 27, 2026, and September 28, 2025, respectively, and $52.8 million and $110.9 million for the nine months ended September 27, 2026, and September 28, 2025, respectively. Interest expense also includes loss on extinguishment of debt of approximately $21.5 million for the three months ended September 27, 2026.

Liquidity and Capital Resources

The following table summarizes our capitalization as of September 27, 2026, and December 31, 2025 (in millions, unless otherwise indicated):

	As of September 27,	As of December 31,
(in $ millions)	2026	2025
Cash and cash equivalents (including restricted cash deposits)	277.1	32.1
Debt:
Term loan	—	517.2
Shareholder PIK Loan	—	878.0
Revolving Credit Facility	49.7	1.0
Other	35.9	38.5
Total debt	85.6	1,434.7
Equity/(deficit)	823.5	(963.9)
Total capitalization	909.1	470.8

Our principal historical liquidity requirements have been to service our indebtedness, capital expenditure and working capital needs. Following the Company’s IPO, the Shareholder PIK Loan and the Term Loan were repaid in full. On September 3, 2026, the Company settled and terminated the ABL Facility and entered into the Revolving Credit Facility (see Note 8 to the condensed consolidated financial statements for additional information). Capital expenditures are expected to be elevated, with additional investments in capacity expansions, especially within our facility in Germany to accommodate increased customer capacity requirements and the signing of new strategic customer partnership agreements. We expect to satisfy our future cash requirements, including our capital expenditure, with cash on hand, cash flows from operations and available borrowings under our external financing facilities.

Operating activities

For the nine months ended September 27, 2026, net cash used in operating activities was $120.7 million, primarily attributable to net loss adjusted to remove non-cash items of $136.2 and a net decrease in operating assets and liabilities of $15.5 million. The net loss adjusted to remove non-cash items included the management incentive plan payment of $217.2 million which was paid out in full following the IPO. The net decrease in operating assets and liabilities was a result of an increase in working capital of $79.1 million, primarily as a result of the increase in output and higher metal prices driving the increase in inventories of $93.7 million. This increase was offset by deferred revenue of $93.1 million reflecting the customer funding received in relation to the strategic customer partnerships.

Investing activities

Net cash out flow used in investing activities was $34.3 million in the nine months ended September 27, 2026, which entirely consisted of capital expenditures as the Group continues to invest in expanding capacity and capability. This compared to $17.5 million in the nine months ended September 28, 2025.

Financing activities

Net cash provided by financing activities was $402.3 million in the nine months ended September 27, 2026, which compared to net cash provided in the nine months ended September 28, 2025, of $5.3 million. Net cash provided from financing activities in the nine months ended September 27, 2026, consisted of proceeds from the IPO and the subsequent refinancing, along with the settlement in full, of the PIK Loan, Term Loan, and ABL Facility. Net cash provided by financing activities in the nine months ended September 28, 2025, consisted of the net drawdowns against and repayments of the Revolving Credit Facility.

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

Non-GAAP Financial Measures

Adjusted EBITDA and adjusted EBITDA margin

Adjusted EBITDA is a non-GAAP financial measure that we define as net income/(loss) before interest income, interest expense, income taxes, depreciation and amortization, and further adjusted for certain items that management believes are not indicative of our core operating performance, including site closure, refinancing, and other re-organization costs, legal and professional fees incurred on refinancing of the senior debt facility, receipt of an insurance claim, share-based compensation, management incentive plan expenses which are not expected to continue at the same level in future periods, impairment of non-core assets held for sale or gains from remeasurements from the change in fair value of the disposal group, one-off costs related to the IPO, costs incurred in relation to the development of an upgraded ERP system, and foreign currency gains and losses that relate to our external and intra-Group financing structure. Adjusted EBITDA margin is defined as adjusted EBITDA divided by revenue.

The following table reconciles net income/(loss), the most directly comparable U.S. GAAP measure, to adjusted EBITDA and adjusted EBITDA margin for the periods presented:

	Three months ended		Nine months ended
	September 27,	September 28,	September 27,	September 28,
(in $ millions)	2026	2025	2026	2025
Net income/(loss)	31.8	(42.2)	(146.8)	(144.7)
Interest income	(1.6)	(0.6)	(2.1)	(0.9)
Interest expense(1)	24.0	56.5	110.2	164.0
Income tax (credit)/expense	(49.2)	(15.8)	(58.2)	9.5
Depreciation and amortization	7.5	7.0	22.3	20.6
One-time costs related to the IPO	5.7	4.8	22.3	5.1
Share-based compensation	10.4	—	30.3	—
Long-term management incentive plan(2)	—	21.3	142.9	64.8
IT development project and others	2.1	1.2	4.2	3.1
Foreign currency loss/(gain), net	9.6	5.0	3.1	(15.9)
Write down/(reversal of write down) of disposal group held for sale	17.8	0.1	17.8	(3.0)
Site closure and refinancing costs	—	(0.8)	—	0.6
Loss on disposal	0.1	—	0.1	—
Claims, settlements and litigation costs	—	0.9	—	(0.8)
Adjusted EBITDA	58.2	37.4	146.1	102.4
Revenue	308.1	221.4	813.4	610.4
Adjusted EBITDA margin	18.9%	16.9%	18.0%	16.8%
(1)	Includes $52.8 million and $110.9 million of interest in respect of the Shareholder PIK Loan in the nine months ended September 27, 2026 and September 28, 2025, respectively, and $0 million and $39.5 million for the three months ended September 27, 2026 and September 28, 2025, respectively. The total outstanding principal balance was $nil and $878 million, as of September 27, 2026, and December 31, 2025, respectively. In December 2025, our shareholders unanimously consented to reduce the outstanding principal balance of the Shareholder PIK Loan by 85%, which became effective on March 19, 2026. Following completion of the IPO the Shareholder PIK Loan was repaid in full using a portion of the proceeds of the IPO.
(2)	Relates to the non-cash MIP expenses which will not be incurred going forward.

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

Free cash flow and adjusted free cash flow

Free Cash Flow and adjusted free cash flow are non-GAAP financial measures. We define free cash flow as net cash (used in)/from operating activities less purchases of property, plant and equipment. We define adjusted free cash flow as net cash (used in)/from operating activities excluding the non-recurring cash payout of the MIP triggered by the IPO, less purchases of property, plant and equipment. Management believes free cash flow and adjusted free cash flow provide useful supplemental information regarding the Company’s ability to generate cash after investments in property, plant and equipment that support ongoing operations and excluding the significant non-recurring impact of the MIP payment.

The following table reconciles net cash used in/provided from operations, the most directly comparable U.S. GAAP measure, to free cash flow and adjusted free cashflow for the periods presented.

	Three months ended		Nine months ended
	September 27,	September 28,	September 27,	September 28,
(in $millions)	2026	2025	2026	2025
Net cash (used in)/from operating activities	(86.7)	13.0	(120.7)	34.5
Purchase of property, plant and equipment	(13.8)	(7.0)	(33.6)	(17.5)
Free cash flow	(100.5)	6.0	(154.3)	17.0

	Three months ended		Nine months ended
	September 27,	September 28,	September 27,	September 28,
(in $ millions)	2026	2025	2026	2025
Net cash (used in)/from operating activities	(86.7)	13.0	(120.7)	34.5
MIP Payment	211.7	—	217.2	—
Purchase of property, plant and equipment	(13.8)	(7.0)	(33.6)	(17.5)
Adjusted free cash flow	111.2	6.0	62.9	17.0

We present free cash flow and adjusted free cash flow as supplemental performance measures because we believe that the investments in property, plant and equipment are necessary to maintain and expand the Group’s asset base, which will then generate future cash from operating activities. We also believe that the MIP payment is not reflective of our underlying cash performance. We believe that free cash flow and adjusted free cash flow provides useful information to investors and others in understanding and evaluating our operating results and cash generation in the same manner as our management and board of directors. Nevertheless, this information should be considered supplemental in nature and is not meant as a substitute for net cash (used in)/from operations or net cash used in investing activities, recognized in accordance with U.S. GAAP. We note that free cash flow and adjusted free cash flow do not include all mandatory cash outflows with other non-discretionary cash flows, such as the repayment of borrowings, not included as part of free cash flow or adjusted free cash flow.

We understand that although free cash flow and adjusted free cash flow are frequently used by securities analysts, lenders and others in their evaluation of companies, free cash flow and adjusted free cash flow have limitations as analytical tools and you should not consider them in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP.

Adjusted net income/(loss) and adjusted earnings per share

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

The following table reconciles net income/(loss), the most directly comparable U.S. GAAP measure, to adjusted net income and adjusted earnings per share for the periods presented:

	Three months ended		Nine months ended
	September 27,	September 28,	September 27,	September 28,
(in $ millions)	2026	2025	2026	2025
Net income/(loss)	31.8	(42.2)	(146.8)	(144.7)
Site closure and refinancing costs	—	(0.8)	—	0.6
One-time costs related to the IPO	5.7	4.8	22.3	5.1
Claims, settlements and litigation costs	—	0.9	—	(0.8)
Long-term management incentive plan	—	21.3	142.9	64.8
IT development project and others	2.1	1.2	4.2	3.1
Share-Based Compensation	10.4	—	30.3	—
Write down/(reversal of write down) of disposal group held for sale	17.8	0.1	17.8	(3.0)
Foreign currency loss/(gain), net	9.6	5.0	3.1	(15.9)
Shareholders PIK Loan interest expense	—	39.5	52.8	110.9
Tax credit relating to the above adjustments	(4.6)	(5.5)	(37.2)	(14.1)
Adjusted net income	72.8	24.3	89.4	6.0
Weighted average number of ordinary shares outstanding (basic)	149,393,016	112,936,824	125,764,003	112,936,824
Adjusted EPS	0.49	0.22	0.71	0.05

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

Adjusted EPS

Adjusted earnings/(loss) per share is a non-GAAP financial measure that we define as earnings/(loss) per share adjusted for certain items that management believes are not indicative of our core operating performance, including site closure, refinancing, and other re-organization costs, legal and professional fees incurred on refinancing of the group debt facilities, the loss on debt modification following the refinancing activity, receipt of an insurance claim, share-based compensation, management incentive plan expenses which are not expected to continue at the same level in future periods, impairment of non-core assets held for sale or gains from remeasurements from the change in fair value of the disposal group, one-off costs related to the IPO, costs incurred in relation to the development of an upgraded ERP system, foreign currency gains and losses that relate to our external and intra-Group financing structure, Shareholder PIK Loan interest expense and tax adjustments, all on a per share basis.

The following table reconciles earnings/(loss) per share, the most directly comparable U.S. GAAP measure, to adjusted earnings per share for the periods presented:

	Three months ended		Nine months ended
	September 27,	September 28,	September 27,	September 28,
	2026	2025	2026	2025
Earnings/(loss) per share	0.21	(0.37)	(1.17)	(1.28)
Site closure and refinancing costs	—	(0.01)	—	0.01
One-time costs related to the IPO	0.04	0.04	0.18	0.05
Claims, settlements and litigation costs	—	0.01	—	(0.01)
Long-term management incentive plan	—	0.19	1.14	0.57
IT development project and others	0.01	0.01	0.03	0.03
Share-Based Compensation	0.07	—	0.24	—
Write down/(reversal of write down) of disposal group held for sale	0.12	—	0.14	(0.03)
Foreign currency loss/(gain), net	0.07	0.05	0.03	(0.15)
Shareholders PIK Loan interest expense	—	0.35	0.42	0.98
Tax credit relating to the above adjustments	(0.03)	(0.05)	(0.30)	(0.12)
Adjusted earnings per share	0.49	0.22	0.71	0.05

We present adjusted earnings/(loss) per share as a supplemental measure because we believe it provides information to management and investors about operating performance across reporting periods on a consistent basis by excluding items that are not representative of core operating performance or items that we do not expect to continue at the same level in future periods. Nevertheless, this information should be considered as supplemental in nature and is not meant as a substitute for net earnings/(loss) per share recognized in accordance with U.S. GAAP. We understand that although adjusted earnings/(loss) per share is frequently used by securities analysts, lenders and others in their evaluation of companies, adjusted earnings/(loss) per share has limitations as an analytical tool and you should not consider it in isolation, or as a substitute for analysis of our net earnings/(loss) per share as reported under U.S. GAAP. Limitations associated with using adjusted earnings/(loss) per share include that there may be additional adjustments in future periods that may be excluded from the measure. Management believes it is appropriate to also consider net earnings/(loss) per share as the most comparable U.S. GAAP measure. Other companies, including companies in our industry, may calculate adjusted earnings/(loss) per share differently or not at all, which reduces their usefulness as a comparative measure. You should consider adjusted earnings/(loss) per share along with other financial performance measures, including net earnings/(loss) per share, and our financial results presented in accordance with U.S. GAAP. We understand that although adjusted earnings/(loss) per share are frequently used by securities analysts, lenders and others in their evaluation of companies, adjusted earnings/(loss) per share have limitations as an analytical tool and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP.

Adjusted net cash/(debt)

Adjusted net cash/(debt) is a non-GAAP financial measure we define as the sum of borrowings, current and non-current, or total debt, less the carrying amount of shareholder loan facilities, and less cash and cash equivalents and restricted cash deposit. Adjusted net cash/(debt) to adjusted EBITDA is defined as adjusted net cash/(debt) divided by LTM adjusted EBITDA.

The following table reconciles total borrowings, the most directly comparable U.S. GAAP measure, to adjusted net cash/(debt) to last twelve months “LTM” adjusted net EBITDA for the periods presented:

	As of September 27,	As of December 31,
($ in millions)	2026	2025
Borrowings, current	(29.8)	(154.3)
Borrowings, non-current	(55.8)	(1,280.4)
Total borrowings	(85.6)	(1,434.7)
Less: Shareholder PIK Loan	—	878.0
Less: Cash and cash equivalents and restricted cash deposit	277.1	32.1
Adjusted net cash / (debt)	191.5	(524.6)

Last 12 months adjusted EBITDA	182.0	138.3
Adjusted cash / (debt) to adjusted EBITDA	1.1	(3.8)

We present adjusted net cash/(debt) to adjusted EBITDA as a supplemental measure because we believe it provides information to management and investors about our financial position.

As at December 31, 2025, we adjusted net cash/(debt) to exclude the Shareholder PIK Loan as it offered a clearer picture of our third parties debt obligations that are typically subject to significant cash interest amounts. The Shareholder PIK Loan ultimately being repaid using the proceeds from the IPO. Nevertheless, this information should be considered as supplemental in nature and is not meant as a substitute for borrowings, current and non-current recognized in accordance with U.S. GAAP.

Other companies, including companies in our industry, may calculate non-GAAP financial measures, such as adjusted EBITDA, adjusted EBITDA margin, net cash/(debt), adjusted net income/(loss), adjusted EPS, and free cash flow differently or not at all, which reduces their usefulness as a comparative measure. You should consider adjusted EBITDA, adjusted EBITDA margin, adjusted net cash/(debt to adjusted EBITDA, adjusted net income/(loss) and adjusted EPS along with other financial performance measures, including net income/(loss), net cash from/(used) in operating activities and total borrowings and our financial results presented in accordance with U.S. GAAP.

Recently Adopted and Recently Issued Accounting Guidance

Other than as discussed in Note 2, “Basis of Presentation,” we did not adopt any other new accounting pronouncements during the three months ended September 27, 2026, that had a significant effect on our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include: our failure to manage our growth effectively and our ability to achieve and maintain profitability and create long-term value; our ability to grow revenue and expand our market share across the Aerospace, IGT, and Transportation end markets; our ability to convert our firm order backlog into revenue at anticipated build rates, and the risk that customer program delays, design changes, or cancellations could result in orders not being converted at the times or volumes we currently expect; our ability to deliver incremental annual revenue in excess of projections from our signed strategic customer partnerships when operating at full run rate; our ability to expand and deepen our strategic customer partnerships with leading Aerospace and IGT OEMs, including the ability to secure additional partnerships beyond those already signed; our ability to renew, renegotiate, and maintain our long-term agreements with key customers on commercially acceptable terms as such agreements approach expiration; the impact and implementation of our strategic customer partnerships, including our ability to expand our capacity and bring new manufacturing capabilities online on time and on budget, including through capital investments funded in part by our OEM customers; our ability to achieve and sustain margin expansion through operating leverage, value-based pricing, and operational efficiency initiatives, and to approach the margins of our larger industry peers over time; our ability to source metals and pass-through the costs of metals to our customers; our ability to manage costs associated with running our business, including costs required to manufacture our products and provide our services; our expectation that volume growth will generate operating leverage and that incremental revenue will convert to earnings at margin-accretive rates; our ability to grow aftermarket revenue in both our Aerospace and IGT end markets as the installed base of engines and turbines we serve expands; our ability to obtain, maintain, protect and enforce our intellectual property and similar proprietary rights; our ability to prevent system failures, cyberattacks, and security breaches that may threaten the integrity of our intellectual property, networks, products and other sensitive information, disrupt our business operations, and result in reputational harm and other negative consequences; our expectation that our Turbo Wheels business will continue to serve as a significant source of cash generation to fund investment across our Aerospace and IGT platforms; our ability to generate sufficient cash flow to fund continued organic investment and to pursue disciplined acquisitions that accelerate our strategy; our ability to identify, consummate, and successfully integrate potential acquisitions; our expectations regarding the growth of the Aerospace and IGT end markets and the long-term structural demand growth we believe is driving those markets; our expectations regarding OEM production rates, aircraft delivery volumes, and electricity demand growth and their effect on demand for our products; our ability to attract, develop, and retain key management, engineering, and skilled manufacturing personnel necessary to execute our growth strategy and capacity expansion program; our ability to successfully operate and realize expected benefits of our joint ventures, including our ability to integrate the operations of MPP into our business and the impact of that transaction; our ability to service and manage our indebtedness and maintain adequate liquidity; our expectations regarding the factors that will continue to affect our results of operations, including macroeconomic conditions, foreign currency fluctuations, inflationary pressures, supply chain disruptions, and movements in interest rates; our intention not to pay cash dividends on our ordinary shares for the foreseeable future; our estimated total addressable market across the Aerospace, IGT, and Transportation end markets; our inability to manage indebtedness, access additional financing sources, or maintain liquidity; our ability to manage the transition to being a publicly traded company, including the implementation of public company reporting, compliance and governance requirements, while simultaneously executing our strategic growth and capacity expansion program; and the other factors set forth under “Risk Factors” in the Prospectus.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company’s market risks are described more fully within the section titled “Quantitative and Qualitative Disclosures About Market Risk” in the Prospectus. These market risks have not materially changed for the three months ended September 27, 2026.

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

Management’s Remediation Plans

With the oversight of senior management and the Audit & Risk Committee of the Board of Directors, we have taken steps to enhance our internal control environment and plan to take additional steps to remediate the material weaknesses, enhance our U.S. GAAP-experienced personnel and strengthen other identified control points. Specifically:

●	we have and will continue to implement process changes and additional internal reporting and control procedures, including those designed to ensure appropriateness of revenue recognition at our manufacturing sites;
●	we have and will continue to strengthen automated controls within our information technology systems so that we may collect the necessary information to enable us to more effectively monitor and comply with applicable requirements on a timely basis;
●	we have engaged and continue to work with professional organizations with the required skills in the preparation of financial statements under U.S. GAAP to assist in the monitoring of our process changes and additional internal reporting procedures;
●	we have hired and trained our finance teams and will continue to make more personnel changes that will include the hiring of additional experienced senior operational and financial roles and we will continue to evaluate the structure of our operational and finance teams and add resources, personnel and training as needed;
●	we have and will continue to improve communication and coordination processes across our business and operations, including among our finance teams and record-keeping procedures and we have expanded cross-functional involvement and input across our teams; and
●	we are in the process of documenting, assessing and testing our internal control over financial reporting as part of our efforts to comply with Section 404 of the Sarbanes Oxley Act.

Changes in Internal Control over Financial Reporting

Except for the ongoing remediation efforts described above, there have been no changes in the Company’s internal control over financial reporting during the third quarter of 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section titled “Risk Factors” in the Prospectus, which could materially affect our business, financial condition, and/or future results. The risks described in the Prospectus are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. There have been no material changes to the risk factors set forth in the Prospectus, except as disclosed below.

Our limited experience operating a joint venture may adversely affect our business.

We have recently completed our strategic 50/50 joint venture with Unison, a GE Aerospace company, formed through our acquisition of a 50% stake in Montana Precision Products LLC. We have limited recent experience managing the particular risks inherent in a joint venture structure. We may experience difficulties integrating the operations of MPP into our business and in realizing the expected benefits of this transaction, and the integration process could take longer than anticipated and could result in the disruption of our ongoing business, the loss of employees, or inconsistencies in standards, controls, systems, procedures or policies. With respect to MPP, we share ownership and governance with GE Aerospace, a partner that may not always share our goals, management style, objectives or risk tolerance, and we do not have sole control over all aspects of MPP’s operations. Our limited recent experience working in a joint venture situation may make it more difficult for us to anticipate and manage differences in approaches with our partner over strategy, operations, budgets or capital allocation, and our ability to implement our strategy with respect to MPP, or to respond quickly to changes in its business, may be constrained by the need to reach agreement with GE Aerospace.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Securities Trading Plans of Directors or Executive Officers

(c) During the three months ended September 27, 2026, none of our officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

10.1

Credit Agreement, dated as of September 3, 2026, among DPC Holdings PLC, Doncasters Limited and Doncasters Inc., as borrowers, the lenders party thereto, and Barclays Bank PLC, as administrative agent (incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K Filed with the SEC on September 8, 2026 (File No. 001-43367)).

10.2

Guarantee Agreement, dated as of September 3, 2026, among the Guarantors party thereto and Barclays Bank PLC, as administrative agent (incorporated by reference as Exhibit 10.2 to the Company’s Current Report on Form 8-K Filed with the SEC on September 8, 2026 (File No. 001-43367)).

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

DPC HOLDINGS PLC
November 12, 2026	/s/ Michael Joseph Quinn
Michael Joseph Quinn
Chief Executive Officer and Executive Director

November 12, 2026	/s/ David John Egan
David John Egan
Chief Financial Officer and Executive Director
(Principal Financial Officer and Accounting Officer)